Form 10-Q
period 1994-09-30
OSMONICS INC
filed 1994-11-14
CIK 75049

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934
                    For Quarter Ended September 30, 1994

                                     OR

               Transition Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934
              For the transition period from         to

                        Commission File No.  1-12714


                                  OSMONICS, INC
               (Exact name of registrant as specified in its charter)

             Minnesota                               41-0955759
      (State or other jurisdiction of             (I.R.S. Employer
      Incorporation or organization)            Identification Number)

       5951 Clearwater Drive, Minnetonka, MN            55343
    (Address of principal executive offices)         (Zip Code)

  Registrant's telephone number, including area code  (612) 933-2277


                                     N/A
                   Former name, former address and former
                 fiscal year, if changed since last report


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
  (2) has been subject to such filing requirements for at least the past
  90 days.

                                 Yes  X    No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At
  November 10, 1994, 12,688,476 shares of the issuer's Common Stock, $0.01 par value, were outstanding.

                                 OSMONICS, INC.

                                    INDEX




  PART I.  FINANCIAL INFORMATION                                      PAGE

       ITEM I.  FINANCIAL STATEMENTS

                Consolidated Statements of Income -  . . . . . . . . .  2
                For the Three and Nine Month Periods
                Ended September 30, 1994 and 1993

                Consolidated Balance Sheets -  . . . . . . . . . . . .  3
                September 30, 1994 and December 31, 1993

                Consolidated Statements of Cash Flows  . . . . . . . .  4
                For the Nine Months Ended
                September 30, 1994 and 1993

                Notes to Consolidated Financial Statements . . . . . .  5

       ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  . . . . . .  6-7
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  PART II. OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . .  8


  SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

ITEM I - FINANCIAL STATEMENTS

                               OSMONICS, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Data)



                             Three Months Ended      Nine Months Ended
                                September 30,          September 30,

                               1994        1993        1994        1993
  Sales                      $23,383     $21,683     $71,760     $66,485

  Cost of sales               12,884      12,102      39,867      37,111

  Gross profit                10,499       9,581      31,893      29,374

  Less:

     Selling, general and
     administrative            5,859       5,269      17,188      15,874

     Research, development
     and engineering           1,816       1,632       5,379       4,987

     Merger and transition
     expense                     -           356         -           949

  Income from operations       2,824       2,324       9,326       7,564

  Other income                   246         106         449         358

  Income before income
   taxes                       3,070       2,430       9,775       7,922

  Income taxes                   781         651       2,612       2,252

  Net income                 $ 2,289     $ 1,779     $ 7,163     $ 5,670

  Net income per common
   share                     $  0.18     $  0.14     $  0.57     $  0.45

  Average common shares
   outstanding                12,678      12,627      12,661      12,621

                               OSMONICS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Share Data)

                                            September 30,   December 31,
                                                1994           1993
  ASSETS

  Current assets
    Cash and cash equivalents                   $11,579        $ 9,710
    Marketable securities                        19,505         18,641
    Trade accounts receivable, net of
      allowance for doubtful accounts of
      $1,289 in 1994, and $1,282 in 1993         14,112         13,655
    Inventories                                  17,105         15,838
    Deferred tax assets                           3,460          3,234
    Notes receivable                                -              667
    Other current assets                          1,339          1,739

      Total current assets                       67,100         63,484
  Property and equipment, at cost
    Land and land improvements                    1,951          1,937
    Building                                     12,380         12,056
    Machinery and equipment                      32,539         30,527
                                                 46,870         44,520
    Less accumulated depreciation and
      amortization                              (24,854)       (22,564)
                                                 22,016         21,956
  Long-term investments                           4,957          1,233
  Other assets                                    2,032          2,153

                                                $96,105        $88,826

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
    Accounts payable                            $ 5,917        $ 5,714
    Notes payable and current portion of
      long-term debt                                245            779
    Reserve for VAT payable                         242          1,605
    Reserve for discontinued operations           2,083          2,212
    Other accrued liabilities                     8,782          9,126

      Total current liabilities                  17,269         19,436

  Long-term debt                                 14,159         13,913
  Deferred compensation and other liabilities       706            769
  Deferred income taxes                           3,157          2,638
  Shareholders' equity
    Common stock, $0.01 par value
      Authorized -- 20,000,000
      Issued -- 1994:  12,685,542 and
      1993: 12,637,473 shares                       127            126
    Capital in excess of par value               20,787         20,321
    Retained earnings                            38,616         31,453
    Unrealized gain on marketable securities      1,053            -
    Foreign currency translation adjustments        231            170
     Total shareholders' equity                  60,814         52,070

                                                  $96,105        $88,826

                             OSMONICS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)


                                                      Nine Months Ended
                                                        September 30,

  Cash flows from:                                  1994           1993
  Operations:
    Net income                                    $ 7,163        $ 5,670
    Non-cash items included in net income:
      Depreciation and amortization                 2,483          2,465
      (Gain)/loss on sale of property                 104           (275)
    Deferred income taxes                            (226)           -
    Reserve for VAT                                (1,363)           -

    Accounts receivable                              (457)            61
    Inventories and other current assets             (200)         3,053
    Accounts payable and accrued liabilities         (333)        (2,133)

    Net cash provided by operations                 7,171          8,841

  Investing activities:
    Purchase of investments                       (10,200)        (7,778)
    Sale of investments                             7,096          1,940
    Purchase of property and equipment             (2,505)        (2,386)
    Disposal of property                              -              349
    Other                                              67            (99)

    Cash provided (used) in investing
      activities                                   (5,542)        (7,974)

  Financing activities:
    Reduction of debt                                (288)          (383)
    Issuance of common stock                          467            234

    Net cash provided (used) in financing
      activities                                      179           (149)
    Effect of exchange rates on cash                   61            123

  Increase in cash and cash equivalents             1,869            841
  Cash and cash equivalents -
    beginning of year                               9,710          7,327
  Cash and cash equivalents -
    end of quarter
                                                  $11,579        $ 8,168



                               OSMONICS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

  Operating results for the nine months ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year 1994.

  These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1993.

  ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (Dollars in thousands, except per share data)

  As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three-month and nine-month periods ended September 30, 1994 and 1993.


                                Percent of Sales      Percent of Sales
                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                                1994        1993       1994       1993
  Sales                        100.0%      100.0%     100.0%     100.0%
  Cost of sales                 55.1        55.8       55.6       55.8
  Gross profit                  44.9        44.2       44.4       44.2

  Selling, general
    and administrative          25.0        24.3       23.9       23.9
  Research, development
    and engineering              7.8         7.5        7.5        7.5
  Merger and transition
    expense                      -           1.7        -          1.4
  Operating expenses            32.8        33.5       31.4       32.8

  Income from operations        12.1        10.7       13.0       11.4
  Other income                   1.0         0.5        0.6        0.5
  Income before income taxes    13.1        11.2       13.6       11.9
  Income taxes                   3.3         3.0        3.6        3.4
  Net income                     9.8%        8.2%      10.0%       8.5%



  Sales

  Sales for both the quarter ended September 30, 1994 and for 1994 year-to-date increased 8% over prior year sales for the corresponding periods.

  Gross Margin

  The gross margins for the third quarter and year-to-date 1994 were 44.9% and 44.4%, respectively. In 1993, gross margins were 44.2% for both the third quarter and year-to-date through September 30. The improvement in gross margin in 1994 is primarily due to increased plant utilization on the higher sales and improved product mix.

  Operating Expenses

  Operating expenses were 32.8% of sales in the third quarter of 1994 and 31.4% for year-to-date 1994. Operating expense has decreased as a percentage of sales from 33.5% in the third quarter of 1993 and 32.8% of sales for the nine months ended September 30, 1993. The decrease was primarily due to the reduction of merger and transition expenses related to the 1993 Autotrol acquisition.

  Other Income

  Other income increased to $246 in the third quarter of 1994 compared to $106 in third quarter 1993, and to $449 year-to-date 1994 from $358 for the corresponding period a year ago. The increase is primarily due to increased interest income on a larger investment portfolio.

  Income Taxes

  The effective tax rate for the nine months ended September 30, 1994 was 27%, based on the forecast for the full year. This compares to 28% in the corresponding period of 1993. The reduced rate in 1994 reflects the full year benefits of tax loss carryforwards related to the acquired Autotrol operations. The tax rate in 1995 is expected to increase as tax loss carryforwards are depleted.

  Net Income

  Net income for the quarter ended September 30, 1994 was $2,289, up 29% from $1,779 in the corresponding quarter last year. Net income per common share for the quarter increased to $0.18 from $0.14 in the prior year. Year-to-date net income was $7,163, up 26% from $5,670 in 1993. Net income per common share year to date was $0.57 in 1994 versus
  $0.45 in 1993.

  Liquidity and Capital Resources

  As of September 30, 1994, the Company had cash, cash equivalents and marketable securities of $31,084 versus $28,351 at December 31, 1993. The current ratio was 3.9 at September 30, 1994, as compared to 3.3 at year-end 1993.

  The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.

                               OSMONICS, INC.

                                   PART II

                              OTHER INFORMATION



  Item 6.  Exhibits and Reports on Form 8-K

           (a)  None

           (b)  During the quarter ended September 30, 1994, the
                Registrant did not file a Form 8-K report.


                                 SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Dated:  _____________________









                                               OSMONICS, INC.
                                               (Registrant)




                                  /s/ L. Lee Runzheimer
                                      L. Lee Runzheimer
                                      Chief Financial Officer




                                  /s/ Howard W. Dicke
                                      Howard W. Dicke
                                      Treasurer and Vice President
                                      Corporate Development




                                  /s/ D. Dean Spatz
                                      D. Dean Spatz
                                      Chief Executive Officer