Form 10-Q/A
period 1994-09-30
OSMONICS INC
filed 1995-01-17
CIK 75049

[ARTICLE] 5
[LEGEND]
The schedule contains summary financial information extracted from Form 10-Q for the quarter ended September 30, 1994 and is qualified in its entirety by reference to such financial statements.
[/LEGEND]

[PERIOD-TYPE]                   QTR-3
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-END]                               SEP-30-1994
[CASH]                                          11,579
[SECURITIES]                                    19,505
[RECEIVABLES]                                   14,112
[ALLOWANCES]                                     1,289
[INVENTORY]                                     17,105
[CURRENT-ASSETS]                                67,100
[PP&E]                                          46,870
[DEPRECIATION]                                  24,854
[TOTAL-ASSETS]                                  96,105
[CURRENT-LIABILITIES]                           17,269
[BONDS]                                         14,159
[COMMON]                                           127
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                      60,687
[TOTAL-LIABILITY-AND-EQUITY]                    96,105
[SALES]                                         71,760
[TOTAL-REVENUES]                                71,760
[CGS]                                           39,867
[TOTAL-COSTS]                                   39,867
[OTHER-EXPENSES]                                21,568
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 550
[INCOME-PRETAX]                                  9,775
[INCOME-TAX]                                     2,612
[INCOME-CONTINUING]                              7,163
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     7,163
[EPS-PRIMARY]                                      .57
[EPS-DILUTED]                                      .57