Form 10-Q/A
period 1994-09-30
OSMONICS INC
filed 1995-02-24
CIK 75049

Cover Page:

The purpose of this amendment is to properly attach the Financial Data Schedule
(FDS) for the period ending September 30, 1994.



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

           (a)  Exhibit 27 - See attached Financial Data Schedule

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











  GSW/dh
  91/10QSEP)B