Form 10-K
OSMONICS INC
filed 1995-03-30
CIK 75049

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                   __________________________________

                                FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended December 31, 1994

                                   OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _________ to ________


                                             Commission File No. 0-8282

                               OSMONICS, INC.
         (Exact name of registrant as specified in its charter)


              Minnesota                               41-0955759
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)               Identification No.)


    5951 Clearwater Drive, Minnetonka, Minnesota              55343
      (Address of principal executive offices)               (Zip Code)

                             (612) 933-2277
                     (Registrant's telephone number)

      Securities registered pursuant to Section 12(b) of the Act:

                        None

      Securities registered pursuant to Section 12(g) of the Act:

                Common Shares, par value $0.01 per share
                            (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                 No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X].

      As of March 6, 1995, 12,734,098 Common Shares were outstanding. The aggregate market value of the Common Shares held by non-affiliates of the Registrant on such date (based upon the closing price of such shares on the New York Stock Exchange on March 6, 1995) was
$124,475,772.


                   DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1994 (the "Annual Report to Shareholders"), are incorporated by reference into Parts II and IV. Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 1995 (the "Proxy Statement"), and to be filed within 120 days after the Registrant's fiscal year ended December 31, 1994, are incorporated by reference into Part III.


                                 PART I

ITEM 1.  BUSINESS

      Osmonics, Inc. and its wholly-owned subsidiaries (the "Company") design, manufacture and market machines, systems and components used in the processing and handling of fluids. The Company was founded in 1969 and manufactures replaceable, semi-permeable membranes and other filter media for use in fluid separation and filtration. The Company's processing equipment employs crossflow filtration (including reverse osmosis, nanofiltration, ultrafiltration and microfiltration), normal filtration (including microfiltration and particle filtration), coalescing filtration, ion exchange, chromatography, ozonation and distillation. The Company's fluid handling equipment includes centrifugal, diaphragm and bellows pumps; electronic controllers to operate precision valves for water conditioning; flow control and measuring devices and instrumentation; and specialty holders and devices for retaining its membranes and filter media.

      Crossflow, normal and coalescing filtration are precision processes in which a semi-permeable membrane or other filter material separates a fluid's components. Separation is accomplished by applying pressure to a fluid in order to cause selective passage of some components of the fluid through the membrane or filter media. Ion exchange and chromatography are quasi-filtration processes in which specialized plastic beads are used to selectively remove ionized or charged particles from a fluid. The fluid is pressurized and passes through a bed of the plastic beads in a normal filtration mode. Distillation is the condensation of steam from boiling water to produce ultrapure water. Ozone generation equipment uses electricity to develop a corona discharge which produces ozone, a strong oxidant used in the purification of water and other fluids.

      The Company's processing products are used in fractionation, preferential separation, conditioning and purification in connection with such processes as purification of water and industrial solutions, dewatering and recycling of commercial and industrial fluids, pollution control and seawater desalting. The Company's principal domestic and international markets, from which it derives more than 50% of its sales, include the electronics, potable water, health care, biotechnology, food and beverage, chemical processing and power generation industries.

      Filtration processes cover a broad spectrum ranging from those which separate discrete molecules and ions to those which separate particles visible to the naked eye. Historically, the Company specialized in products utilizing crossflow filtration processes designed to separate particles in the molecular range. Through acquisitions and internal product developments, the Company now has a full line of filtration products including depth cartridge filters for particle filtration and pleated membrane cartridge filters for microfiltration. The filtration media and membrane is produced primarily from polymers; however, inorganic membranes and filters of metal and ceramic are also manufactured. In addition, the Company manufactures housings to contain the filters. The crossflow filter elements (sepralators), and the microfilter and depth filter cartridges are replaceable while the housings are a permanent fixture in the fluid processing system.

      To provide a complete line of products for the production of pure water, the Company manufactures distillation equipment, both single-effect and more energy efficient multi-effect. In addition, deionization and softening equipment in both laboratory size and large scale is manufactured in multiple locations.

      In June 1989, the Company acquired Ozone Research & Equipment Corporation (OREC) of Phoenix, Arizona. OREC was founded in 1957 and is a pioneer in the manufacture of ozone generation equipment for the purification of water and the testing of elastomeric materials.

      In November 1989, the Company acquired certain assets for the manufacture and sale of MACE flow control and pumping products to increase its fluid handling offerings. MACE products are made from Teflon PTFE, the most chemically stable polymer available, and are used to handle ultrapure and aggressive chemicals.

      In December 1990, the Company acquired certain assets of the FASTEK Division of Eastman Kodak for the production of reverse osmosis membrane, home reverse osmosis sepralators, a rolled filter product, and a blown microfiber filter cartridge product. This Syracuse, New York facility and manufacturing equipment provides the Company with added capacity and capability and gives the Company two sites for manufacturing membrane and sepralators.

      In October 1993, the Company acquired Autotrol Corporation through a pooling-of-interests, stock-for-stock transaction. Autotrol was founded in 1962 and is a leader in the manufacture of controllers for water softening and filtration equipment. In addition, Autotrol manufactures other fluid control and measuring devices such as a totalizing flow meter and dosing system to assure proper treatment of cooling tower water. Most of Autotrol's products are sold to OEM's who then use them as a component in a water conditioning device which is then sold to consumers.

      In November 1994, the Company acquired substantially all of the assets of Lakewood Instruments of Phoenix, Arizona. This acquisition adds a line of instruments, sensors and analyzers used in the measurement of fluid characteristics in the chemical water treatment and pure water industries.

      The Company focuses the marketing of its products through three sales groups:

   1.  Large equipment and systems.

   2.  Distributor sales.

   3.  Original equipment manufacturers (OEM's) and system integrators.

All of these sales groups are supported by Application Engineers and market support personnel.

Products

      Membranes and Sepralators: The Company markets polymer membranes for crossflow applications sold in replaceable elements called sepralators. Most membranes are produced in a spiral-wound configuration ranging in diameter from two to twelve inches and in length from twelve to sixty inches.

      Membrane sepralators are typically replaced every 6 to 60 months, depending upon the severity of the application. The Company manufactures the membrane material and membrane sepralators used in its own systems, and also manufactures membrane sepralators for other OEM's who include them as component parts in their products.

      The Company's membranes are used in many bioengineering processes such as the production of high fructose corn sugar, enzyme purification, and purification of pharmaceuticals produced by biological processes. Other uses include water purification applications in hemodialysis, semiconductor manufacturing, production of pure water for beverages, production of ultrapure pharmaceutical and boiler feed water, industrial water purification and waste removal for pollution control compliance. In addition, the Company sells its home reverse osmosis (HRO) sepralators to OEM's who package them into systems for use in homes, offices and retail vending establishments to produce purified drinking water. The Company is registered with the United States Food and Drug Administration for the manufacture and sale of certain membrane sepralators used in biological preparations.

      Beginning in December 1985, the Company funded the start-up of Poretics Corporation for the development, manufacture, and sale of polycarbonate track-etched membrane and the hardware for use in a variety of laboratory and medical diagnostic applications. The Company also manufactures silver microfiltration membranes and ceramic microfilters used in the laboratory. Use of the silver membrane in normal filtration will neither kill bacteria nor cause them to grow, permitting use of this separation process to count bacteria by collecting them on the membrane. Numerous applications exist for the Company's microfilters because of unique features, including use in air monitoring and in laboratory procedures for cancer and other research.

      Filters: The Company markets replaceable depth cartridge filters, pleated cartridge filters, and rolled cartridge filters. The depth cartridge filters consist of a matrix of thermally-bonded polypropylene blown microfibers. The structure of these fibers allows particles to be trapped throughout the depth of the cartridge filter rather than simply on its surface, enhancing the efficiency of the filtration process. The pleated cartridge filters use either a specially processed sheet of blown polypropylene microfibers or microporous membranes and use surface filtration to act as a very selective filter. Rolled cartridge filters use media similar to pleated filters in a semicrossflow configuration, for enhanced filtration in specialized applications. Cartridge filters are manufactured in a range of pore sizes and particulate retention ratings. As a result of retention of particles in the filters, cartridge filters are typically replaced at intervals of eight hours to four weeks.

      The Company markets ceramic cartridge filters for microfiltration and particulate filtration. The ceramic cartridge filters operate similar to the pleated cartridge filters in that particles are trapped on the surface. Ceramic cartridge filters are used to sterilize pharmaceutical solutions and are used in laboratory applications, where many analytic and diagnostic procedures require purification or sterilization.

      The Company also markets separation elements and equipment used in coalescing filtration, a process distinct from crossflow and normal filtration, which separates different liquids based on their density and adsorption differences. This process can reduce concentrations of contaminants of several percent to only a few parts per million. Applications of coalescing filtration include removal of contaminants from compressed air and gas lines, dewatering of solvents and jet fuel, and removal of trace oil from waste water prior to disposal.

      Ion Exchange and Chromatography Equipment: The Company markets equipment using ion exchange technology. Ion exchange plastic beads and selected polymer gels are utilized to preferentially adsorb ionized and charged material from a fluid stream. After the ion exchange beads have adsorbed a certain amount of material, they must be regenerated, typically with acid or caustic, or in the case of chromatography with a selected fluid to strip off the adsorbed material. The most used ion exchange process is for water softening where the ions of calcium and magnesium are replaced with sodium to reduce soap usage, improve boiler operation and improve cleaning. The Company is a leader in the manufacture of the controllers and valves used to effect softening. Another ion exchange application is to polish ultrapure water for electronics manufacture and high pressure boiler feed. Chromatography is primarily used to purify biotech fluids and food proteins.

      Distillation Equipment: The Company markets distillation and related water purification equipment used primarily in the laboratory and pharmaceutical industries. Distillation, which involves the condensation of steam from boiling water, was one of the first technologies used to purify water. The Company's distillation product lines range from laboratory stills to elaborate 2000-gallon-per-hour multi-stage purifiers.

      Ozonation Equipment: The Company markets equipment to generate ozone from electricity using corona discharge. Ozone is becoming increasingly important as a bactericide and water purifier because it kills bacteria, virus and giardia cysts 10 to 300 times faster than chlorine.

      Ozone is also effective in oxidizing trace organic materials in water which are precursors of the carcinogenic trihalomethanes. Ozone can also be used to purify solvent-contaminated groundwater and is often used to de-color water and waste water.

      Pumps, Valves and Flow Control Devices: The Company markets a line of multi-stage centrifugal pumps. These pumps were developed by the Company to meet the need for dependable high pressure pumps and are available in 60 standard sizes with flows ranging from 3 gallons per minute to 500 gallons per minute and pressure capabilities from 25 pounds per square inch (psi) to 500 psi. The pumps are capable of operating in series to obtain 1000 psi for seawater desalting and other high pressure applications.

      The Company markets two types of chemical-resistant, air-operated pumps used in both the chemical and electronics industries. These unique pumps are constructed of Teflon PTFE or polypropylene materials making them resistant to acids, caustics, solvents and numerous other aggressive chemicals.

      The Company markets a dry chemical feeder system to sanitize well water and reduce iron and sulfur odors, and also markets the pellets used in the feeder.

      The Company markets totalizing flow meters and electronic controllers made of corrosion resistant Noryl plastic, as well as a line of Teflon PTFE fluid control products including valves, fittings and flow meters used in the electronics, pharmaceutical and chemical industries. The PTFE is molded and machined into unique shapes to provide extremely chemical resistant high temperature parts.

      The acquisition of Lakewood Instruments brings to the Company a line of analog and digital instrumentation which strengthens and broadens corporate offerings to the chemical water treatment and high purity water industries. Lakewood manufactures conductivity, pH, ORP, chlorine and specific ion sensors, analyzers and controllers, which offer unique synergies with Autotrol's flow-based controls, enabling chemical water treatment companies to offer a comprehensive line of products for cooling tower and boiler water treatment from a single source. Lakewood is also developing new local operating network (LON) communications and data acquisition capabilities, which allow networking multiple sensors to an individual control/display device using standard telephone cable.

      Machines and Systems: The crossflow and normal filtration machines manufactured by the Company are comprised of one or more sepralators, cartridge filters, pumps, valves, controls, transformers, heat exchangers, pipes and a steel frame on which the components are mounted. The size and number of sepralators and filters can vary greatly. Pumps, pipes and frames of various sizes can be combined and configured to accommodate the sepralators or filters required for various fluid handling or separation tasks.

      The systems sold by the Company are comprised of one or more machines or pieces of equipment designed and manufactured by the Company as well as ancillary equipment, such as prefilters and postfilters, ion exchange equipment, ozonator equipment, additional pumps, heat exchangers and holding tanks. The type, size and number of machines and the ancillary equipment included in a system will vary with the nature and size of the fluid separation task.

      The Company is registered with the United States Food & Drug Administration as a Class II medical device manufacturer for certain of its reverse osmosis machines, as is required to supply water purification equipment for use in artificial kidney dialysis.

      The following table shows the percentage of net sales during the past five years attributable to the Company's fluid processing and handling equipment compared to its replaceable components:

         Year Ended                        Replaceable
         December 31      Equipment1          Components2
            1994              60%               40%
            1993              60%               40%
            1992              60%               40%
            1991              60%               40%
            1990              63%               37%

    1 Equipment includes: (i) sepralators, filter elements, ion exchange resin and filter cartridges sold with machines, (ii) pumps, controls, instruments, valves, fittings, chemicals, and other ancillary equipment sold with systems and (iii) pumps, control valves, instruments and machines sold separately.

    2 Replaceable components include only those sepralators, coalescer and dielectric elements, cartridges, membranes, filters and other components sold by the Company as replacements for its machines, systems and products, or as replaceable components for products manufactured by others. They do not include those components originally sold as parts of new machines or systems manufactured by the Company. Sales of components and replacement parts provide the Company with a relatively stable and continuing source of revenue.


Sales and Marketing

      The Company markets its custom machines and systems through its direct sales force. The Company's standard products are marketed to a network of independent distributors with the help of Company district managers. These distributors provide worldwide installation service and stocking of a wide range of the Company's standard products. Some sales are made directly to certain of the Company's largest customers and to other manufacturers of filtration equipment and systems.

      The Company's marketing activities include appearances at trade shows, direct mail campaigns, advertisements in professional and trade journals and appearances before professional organizations. The Company participates with its customers in planning the systems in which its products are to be used, particularly if new applications are involved. In some cases, the sale of a system designed for a particular customer may result from an engineering and service relationship which has extended over several years.

Research and Development

      Research and development activities emphasize product development and applied research, with the goal of developing proprietary products. Such expenditures totaled $7,174,000 in 1994, $6,795,000 in 1993, and $5,902,000 in 1992. The Company anticipates that research and development expenditures in 1995 will be similar to the 1994 level as a percent of sales.
Patents and Trademarks

      The Company has been granted domestic and certain foreign trademarks on numerous product names, and on its logo-types. The Company holds domestic and foreign patents on certain of its filter media, filters, controlling valves, machine designs and other products. Although the Company believes that its patents have value, the Company's business is not dependent on any patent or group of related patents.
The Company considers its technological position to be based primarily on its proprietary manufacturing methods, innovative engineering and marketing expertise.

Employees

      As of December 31, 1994, the Company employed 904 persons, including 166 holding engineering or technical degrees.

Competition

      The Company experiences competition from a variety of sources with respect to virtually all of its products, although the Company knows of no single entity that competes with it across the full range of its products and systems. Competition in the markets served by the Company is based on a number of factors, which may include price, technology, applications experience, know-how, availability of financing, reputation, product warranties, reliability, service and distribution.

      With respect to the Company's membrane and related water treatment equipment business activity, there are a number of companies, including several sizable chemical companies, that manufacture membranes, but not equipment. There are numerous smaller companies, primarily fabricators, that build water treatment and desalination equipment, but which generally do not have their own proprietary membrane technology. A limited number of companies manufacture both membranes and equipment.
In ozone and distillation equipment, there are both large and small competitors with no single dominant competitor. In water softener controls and valves, the Company has three primary and numerous secondary competitors. Some competitors sell only controller valves and some sell complete softeners. The Company has numerous competitors in its conventional water treatment and filtration products business activities.

      With respect to the Company's disposable filter and lab products, two companies, Pall and Millipore, dominate the industry with several smaller companies competing in selected product lines.

      With respect to the Company's pump and fluid handling products, there are numerous competitors of larger size and with greater resources than the Company. Some competitors have significantly broader product lines than the Company.

      The Company is unable to state with certainty its relative market position in all aspects of its business. Many of its competitors have financial and other resources greater than those of the Company.


Raw Materials

      The principal raw materials used by the Company are various plastic materials including polyvinyl chloride, polypropylene, Noryl PPO, cellulose acetate, polycarbonate, polyester, polysulfone, and PTFE; ceramic and glass materials, stainless steel, steel, brass, copper, titanium, silver and various synthetic materials, all of which are normally available from sources within the continental United States. Most raw materials used by the Company are available from multiple sources of supply. A limited number of materials are proprietary products of major chemical companies which, if not available, would have a material effect on the Company's sales and profits. The Company believes it could find substitutes for these materials if they should become unavailable, but has no assurance that the substitute would perform as well or be priced as favorably.

      To date, the Company has experienced no difficulty in securing any of its needed raw materials and components.

Customers

      No one customer accounted for 10 percent or more of the Company's consolidated revenue in 1994, 1993 or 1992.

Backlog

      The dollar amount of the Company's backlog of orders considered to be firm at December 31, 1994, was $15.7 million. The comparable backlog at December 31, 1993, was $14.8 million. The Company expects that nearly all orders included in the backlog at December 31, 1994, will be filled during the 1995 fiscal year. The Company does not believe that its backlog at any time is necessarily indicative of annual sales. The business of the Company is not subject to significant seasonal variations.

Governmental Regulation

      Certain applications of the Company's reverse osmosis and ultrafiltration products and distillation equipment are subject to governmental regulation. Systems used for fractionation of cheese whey for human consumption are subject to regulation by the United States Department of Agriculture. Reverse osmosis, ultrafiltration and distillation systems used in medical applications, particularly the systems used in artificial kidney dialysis equipment and pharmaceutical water for injection, are subject to regulation by the United States Food and Drug Administration. Ultrafiltration and microfiltration products used for biological separations are subject to regulation by the United States Food and Drug Administration.

      To date, compliance with federal, state and local provisions relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Company.



Foreign Operations

      Substantially all of the Company's operations and assets are located in the United States. The Company has sales offices and distribution facilities in France, Thailand, Switzerland, Hong Kong, Japan, Australia, Singapore and Indonesia. Limited assembly is conducted in Europe and Asia. The profitability of domestic and foreign sales is substantially equal. Sales to Canada are made on the same trade terms as are available to U.S. customers.

      Large export sales are made on the basis of confirmed irrevocable letters of credit or time drafts to selected customers in U.S. dollars. Therefore, the Company believes that problems of currency fluctuation or political and economic stability do not constitute substantial risks. See Note 12 of Notes to Consolidated Financial Statements for a breakdown of the Company's foreign operations and export sales by geographic area.


ITEM 2.  PROPERTIES

      The executive offices and principal manufacturing facilities of the Company are located in a modern facility in Minnetonka, Minnesota, a suburb of Minneapolis.

      A summary of the Company's main operating facilities is as follows:

   Location         Status       Size                Function

Minnetonka, MN      Owned    175,000 sq ft      Sales, Manufacturing,
                                                Warehouse

Milwaukee, WI       Leased   101,000 sq ft      Sales, Manufacturing,
                                                Warehouse

Phoenix, AZ         Owned     50,000 sq ft      Sales, Manufacturing,
                                                Warehouse

Phoenix, AZ         Leased    25,400 sq ft      Sales, Manufacturing,
                                                Warehouse

Rockland, MA        Leased    38,000 sq ft      Sales, Manufacturing,
                                                Warehouse

Syracuse, NY        Owned     50,000 sq ft      Manufacturing, Warehouse

Upland, CA          Leased    22,000 sq ft      Sales, Manufacturing,
                                                Warehouse

Hopkins, MN         Leased     7,800 sq ft      Warehouse

Livermore, CA       Leased     6,900 sq ft      Sales, Manufacturing,
                                                Warehouse

Emmetsburg, IA      Leased     8,800 sq ft      Manufacturing

Bryan, TX           Owned      3,000 sq ft      Manufacturing, Warehouse

Le Mee, France      Owned     22,000 sq ft      Sales, Warehouse

Neuchatel,          Leased     4,300 sq ft      Sales, Warehouse
 Switzerland

Adelaide,           Leased    11,000 sq ft      Sales, Warehouse
 Australia

Total Owned                  300,000 sq ft

Total Leased                 225,200 sq ft

Total Owned and Leased       525,200 sq ft


      In 1992, the Company purchased a 50,000-square-foot sales, manufacturing and warehouse facility in suburban Phoenix, Arizona. The facility houses the operation of the Company's OREC subsidiary, as well as manufacturing operations for silver membrane and ceramic microfilters.

      The current manufacturing facilities are adequate for near-term operations, however additional plant and office capacity may be required in Minnetonka as early as 1995. In addition, the Company leases small amounts of space in Thailand, Japan, California, Hong Kong, Singapore, England, and Indonesia that are used primarily for sales activities.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is currently involved in several lawsuits incidental to its business. Management does not believe that any of the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

      Autotrol's rotating biological contactor assemblies (the "RBC's") were a product which Autotrol discontinued producing and selling in 1982. Currently there are no performance claims pending against the Company with respect to the RBC's, and, as of December 31, 1994, the Company has reserves to cover potential future liability with respect to the RBC's.

      The Securities & Exchange Commission informed Autotrol in 1993, prior to the acquisition by Osmonics, that it was conducting an informal inquiry regarding the previously reported embezzlement by a former employee of Autotrol's French subsidiary and Autotrol's internal control procedures in connection therewith. Such an inquiry was not an indication by the Commission or its staff that any violations of law occurred. The Company does not believe it will experience any loss with respect to this inquiry, and had no indication during 1994 that the inquiry was continuing.


                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

      "Common Stock Data," and "Notes to Consolidated Financial
Statements," pages 19-23 of the Annual Report to Shareholders, are incorporated herein by reference. As of March 6, 1995 there were 2,218 shareholders of record.

      The Company has not paid cash dividends on its common shares. The Board of Directors currently intends to retain its earnings for the expansion of the Company's business. The Company has issued promissory notes which contain a covenant limiting the payment of dividends to shareholders. At December 31, 1994, approximately $21,744,000 of retained earnings was restricted under this covenant.

ITEM 6.  SELECTED FINANCIAL DATA

      "Selected Financial Data," page 26 of the Annual Report to
Shareholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      "Management's Discussion and Analysis of Financial Condition and Results of Operations," pages 24 and 25 of the Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial information of the Registrant and its subsidiaries, included in the Annual Report to Shareholders, is incorporated herein by reference:

                                                     Page(s)

      Consolidated Statements of Income  . . . . . .   16

      Consolidated Balance Sheets  . . . . . . . . .   17

      Consolidated Statements of Cash Flows  . . . .   18

      Consolidated Statements of Changes in

        Shareholders' Equity   . . . . . . . . . . .   19

      Independent Auditors' Report   . . . . . . . .   23

      Notes to Consolidated Financial Statements . .   19-23

      Quarterly Income Data  . . . . . . . . . . . .   27




                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Executive Officers of the Registrant

                                                                 Officer
    Name and Age              Position with Company               Since

D. Dean Spatz (50)         President and Chairman                 1969
                           of the Board

Ruth Carol Spatz (50)      Secretary                              1969

Howard W. Dicke (57)       Vice President Human Resources         1978
                           and Corporate Development,
                           and Treasurer

L. Lee Runzheimer (52)     Chief Financial Officer and            1988
                           Vice President Administration

James J. Carbonari (53)    Vice President Sales & Marketing       1989

James W. Detert (36)       Vice President Operations              1990

Kenneth E. Jondahl (38)    Vice President International           1991

Andrew T. Rensink (38)     Vice President Technology              1991

      All of the executive officers, except Messrs. Carbonari, Detert, Jondahl, and Rensink, have been officers of the Company for more than five years. Mr. Carbonari joined the Company in 1989 in his present position. Previously, he was employed as Vice President of the Day Division of Carter Day Company. Mr. Detert joined the Company in 1986 as Assistant to the President with responsibilities in the marketing area, was promoted to Vice President Technology in January 1990 and was appointed Vice President Operations in February 1991. Mr. Jondahl joined the Company in 1981 as an Application Engineer. Since then he has served as a Regional Sales Manager, Dairy Market Specialist, General Manager of Osmonics Asia/Pacific, General Manager of Osmonics Europa, Marketing Manager and International Sales Manager. He was promoted to Vice President International in April 1991. Mr. Rensink joined the Company as Vice President Technology in September 1991. Prior to that he had been a plant manager and manufacturing manager for Mantaline, an elastomeric extrusion company. Previously he held various management positions in both engineering and manufacturing in several General Electric business units. All executive officers are elected annually by, and serve at the direction of, the Board of Directors.
D. Dean Spatz and Ruth Carol Spatz are husband and wife.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders.


                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K

          (a) (1)  Financial Statement

                   The consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report to Shareholders, are incorporated by reference in Item 8, and are also incorporated herein by reference.

          (a) (2)  Financial Statement Schedules

                   Reports of Independent Public Accountants on
                   Supplemental Schedules to the Consolidated Financial Statements.

                   Valuation and qualifying accounts.

                   Schedules not listed above have been omitted because they are either not applicable, not material or the required information has been given in the financial statements or in the notes to the financial statements.

          (a) (3)  Exhibits

                   (2) Agreement and Plan of Merger dated as of April 15, 1993, as amended, among Osmonics, Autotrol and Autotrol Acquisition Subsidiary. (Incorporated herein by reference to Exhibit 2 to the Registrant's Registration Statement on Form S-4, File No. 33-63098.)

                   (3)A.  Certificate of Incorporation of the
                          Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-2, File No. 33-336.) Certificate of Amendment. (Incorporated herein by reference to Exhibit (3)A on Form 10-K for fiscal year ended December 31, 1987, File No. 0-8282.)

                      B. By-Laws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-2, File No. 33-336.)

                   (4)A. Note Purchase Agreement dated July 12, 1991. (Incorporated herein by reference to Annual Report on Form 10-K for fiscal year ended December 31, 1991.)

                  (10)A.* 1993 Stock Option Plan and related form of
                          stock option agreement. (Incorporated herein by reference to Annex C of the Registrant's Joint Proxy Statement/Prospectus dated
                          September 10, 1993.)

                      B. Stock Option Agreement with Michael L. Snow, Director. (Incorporated herein by reference to Annual Report on Form 10-K for fiscal year ended December 31, 1993.)

                      C.* 1983 Stock Option Plan and related form of
                          stock option agreement. (Incorporated herein by reference to Exhibit 10.2 to Registration Statement on Form S-2, File No. 33-336.)

                      D.  1995 Employee Stock Purchase Plan.
                          (Incorporated herein by reference to the Registrant's Proxy Statement dated
                          March 27, 1995.)

                      E.* 1995 Director Stock Option Plan.
                          (Incorporated herein by reference to the Registrant's Proxy Statement dated
                          March 27, 1995.)

                          * Denotes Executive Compensation Plan.

                  (13) 1994 Annual Report to Shareholders. (Only those portions incorporated herein by reference shall be deemed filed with the Commission.)

                  (21)    Subsidiaries of the Registrant.

                  (23)    Consent of Deloitte & Touche LLP.

          (b)      Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended December 31, 1994.



                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OSMONICS, INC.

                                    By  /s/ D. Dean Spatz
                                            D. Dean Spatz, President

Dated:  March 30, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signatures                  Title                     Date

 /s/ L. Lee Runzheimer    Chief Financial Officer      February 24, 1995
     L. Lee Runzheimer    and Vice President
                          Administration (Principal
                          Finance and Accounting Officer)


 /s/ Howard W. Dicke      Vice President Human         February 24, 1995
     Howard W. Dicke      Resources and Corporate
                          Development, and Treasurer


 /s/ Ruth Carol Spatz     Director                     February 27, 1995
     Ruth Carol Spatz


 /s/ Michael L. Snow      Director                     February 24, 1995
     Michael L. Snow


 /s/ Ralph E. Crump       Director                     February 27, 1995
     Ralph E. Crump


 /s/ Verity C. Smith      Director                     February 27, 1995
     Verity C. Smith


                          Director
     Charles W. Palmer


 /s/ D. Dean Spatz        President, Chairman of       February 27, 1995
     D. Dean Spatz        the Board and Director
                          (Principal Executive Officer)