Form 10-Q
period 1995-03-31
OSMONICS INC
filed 1995-05-12
CIK 75049

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549




                                FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934
                    For Quarter Ended March 31, 1995

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

                               Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At
May 5, 1995, 12,740,075 shares of the issuer's Common Stock, $0.01 par value, were outstanding.




                             OSMONICS, INC.

                                  INDEX




PART I.  FINANCIAL INFORMATION                                      PAGE

     ITEM I.  FINANCIAL STATEMENTS

              Consolidated Statements of Income -  . . . . . . . .   2
              For the Three Months Ended
              March 31, 1995 and 1994

              Consolidated Balance Sheets -  . . . . . . . . . . .   3
              March 31, 1995 and December 31, 1994

              Consolidated Statements of Cash Flows  . . . . . . .   4
              For the Three Months Ended
              March 31, 1995 and 1994

              Notes to Consolidated Financial Statements . . . . .   5

     ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  . . . . . .   6-7
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . .   8


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


ITEM I - FINANCIAL STATEMENTS

                             OSMONICS, INC.

                    CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands Except Per Share Data)




                                            Three Months Ended March 31,

                                                1995            1994

Sales                                         $26,870         $23,534

Cost of sales                                  14,958          13,056

Gross profit                                   11,912          10,478

Less:

   Selling, general and administrative          6,466           5,531

   Research, development and engineering        1,869           1,744

Income from operations                          3,577           3,203

Other income (expense)                            507              72

Income before income taxes                      4,084           3,275

Income taxes                                    1,284             904

Net income                                    $ 2,800         $ 2,371

Net income per common share                   $  0.22         $  0.19

Average common shares outstanding              12,722          12,643

                             OSMONICS, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands except share data)


                                             March 31,    December 31,
                                               1995          1994
ASSETS

Current assets
  Cash and cash equivalents                 $  8,684        $  9,453
  Marketable securities                       31,763          27,623
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $1,167 in 1995, and $1,259 in 1994        14,978          15,536
  Inventories                                 20,667          19,428
  Deferred tax assets                          3,325           3,284
  Other current assets                         1,399           1,303

    Total current assets                      80,816          76,627
Property and equipment, at cost
  Land and land improvements                   1,951           1,951
  Building                                    12,503          12,300
  Machinery and equipment                     34,220          33,574
                                              48,674          47,825

  Less accumulated depreciation and
    amortization                             (25,891)        (25,262)
                                              22,783          22,563
Other assets                                   2,914           2,845

                                            $106,513        $102,035

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                          $  6,912        $  6,459
  Notes payable and current portion
    of long-term debt                            272             744
  Reserve for discontinued operations          2,085           2,088
  Other accrued liabilities                   11,323          11,341

    Total current liabities                   20,592          20,632

Long-term debt                                14,096          14,050
Deferred compensation and other liabilities      685             689
Deferred income taxes                          3,286           2,913
Shareholders' equity
  Common stock, $0.01 par value
    Authorized -- 20,000,000
    Issued -- 1995: 12,737,514 and
              1994: 12,701,041 shares            127             127
  Capital in excess of par value              21,214          21,000
  Retained earnings                           44,208          41,408
  Unrealized gain on marketable securities     1,831           1,038
  Foreign currency translation adjustments       474             178
   Total shareholders' equity                 67,854          63,751

                                            $106,513        $102,035

                             OSMONICS, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)



                                                   Three Months Ended
                                                       March 31,
Cash flows from:
                                                  1995           1994
Operations:
  Net income                                     $ 2,800        $ 2,371
  Non-cash items included in net income:
    Depreciation and amortization                    814            847
    Deferred income taxes                            (41)           (66)
    Reserve for VAT                                    -         (1,381)
    Gain on sale of investments                     (191)             -

  Accounts receivable                                558         (1,115)
  Inventories and other current assets            (1,335)           339
  Accounts payable and accrued liabilities           478          1,014

  Net cash provided by operations                  3,083          2,009

Investing activities:
  Purchase of investments                         (3,094)        (5,295)
  Sale of investments                                321          1,122
  Purchase of property and equipment                (845)          (671)
  Other                                              142              1

  Cash provided by (used in) investing
    activities                                    (3,476)        (4,843)

Financing activities:
  Reduction of debt                                 (426)          (333)
  Issuance of Common Stock                           214            152

  Net cash provided by (used in) financing
    activities                                      (212)          (181)

  Effect of exchange rate changes on cash           (164)            19

Increase (decrease) in cash and cash
  equivalents                                       (769)        (2,996)
Cash and cash equivalents -
  beginning of year                                9,453          9,710
Cash and cash equivalents -
  end of quarter                                 $ 8,684        $ 6,714

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

Operating results for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year 1995.

These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1994.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands except per share amounts)

As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three months ended March 31, 1995 and 1994.

                                                 Percent of Sales
                                                Three Months Ended
                                                     March 31,
                                               1995              1994

Sales                                         100.0%            100.0%
Cost of sales                                  55.7              55.5
Gross profit                                   44.3              44.5

Selling, general and administrative            24.0              23.5
Research, development and engineering           7.0               7.4
Operating expenses                             31.0              30.9

Income from operations                         13.3              13.6
Other income (expense)                          1.9               0.3
Income before income taxes                     15.2              13.9
Income taxes                                    4.8               3.8
Net income                                     10.4%             10.1%

Sales

Sales of $26,870 for the quarter ended March 31, 1995 increased 14.2% from the first quarter of 1994. The increase occurred primarily in replaceable products, which represented 44% of total sales for the first quarter of 1995.

Gross Margin

Gross margin decreased slightly from 44.5% of sales in the first quarter of 1994 to 44.3% of sales in the first quarter of 1995. The decrease was partially due to increased sales promotion activity, and partially due to increased material costs.

Operating Expenses

Operating expenses increased from 30.9% of sales in the first quarter of 1994 to 31.0% in the first quarter of 1995. The increase occurred in sales and marketing expense, including more extensive advertising as well as additional sales personnel. Administrative expense and research, development and engineering expense were lower as a percentage of sales in the first quarter of 1995 than in the corresponding period of 1994. The Company is consolidating the recently acquired Lakewood Instruments operations with Ozone Research, both of which are in Phoenix, to further improve operational efficiency.

Other Income

Other income increased by $435 from the first quarter of 1994 to the first quarter of 1995. The increase included $191 of gain on the sale of investments and a $200 recovery from an insurance policy on a previously recognized loss. The remainder of the increase was due to higher earnings on an increased investment portfolio.

Income Taxes

The effective tax rate for the first quarter 1995 is 31.4% based on the forecast for the full year. This compares to 27.6% in the corresponding period of 1994. The rate for 1994 included the benefits of tax loss carryforwards acquired with the Autotrol merger.

Net Income

Net income for the quarter was $2,800, as compared to $2,371 for the first quarter of 1994. Net income per share was $0.22 per share, an increase of 16% over the $0.19 per share reported for the same quarter last year.

Liquidity and Capital Resources

As of March 31, 1995, the Company had cash, cash equivalents and marketable securities of $40,447 versus $37,076 at December 31, 1994. The current ratio was 3.9 at March 31, 1995, as compared to 3.7 at year-end 1994.

Inventory increased by $1,239 to $20,667 during first quarter 1995. Inventory stocking levels were increased to provide timely deliveries to customers and support an increased level of sales.

In the second quarter of 1995, the Company acquired the land and building used for its Milwaukee, Wisconsin operations for approximately $3,000 in cash.

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

                              OSMONICS, INC.

                                 PART II

                            OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  None

         (b) During the quarter ended March 31, 1995, the Registrant did not file a Form 8-K report.


                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  ________________






                                             OSMONICS, INC.
                                             (Registrant)




                                /s/ L. Lee Runzheimer
                                    L. Lee Runzheimer
                                    Chief Financial Officer




                                /s/ D. Dean Spatz
                                    D. Dean Spatz
                                    Chief Executive Officer