Form 10-Q
period 1995-06-30
OSMONICS INC
filed 1995-08-14
CIK 75049

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549




                                FORM 10-Q


    x        Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934
                     For Quarter Ended June 30, 1995

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

                               Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At
August 3, 1995, 12,750,552 shares of the issuer's Common Stock,
$0.01 par value, were outstanding.

                             OSMONICS, INC.

                                  INDEX




PART I.  FINANCIAL INFORMATION                                     PAGE

     ITEM I.  FINANCIAL STATEMENTS

              Consolidated Statements of Income -  . . . . . . . . .  2
              For the Three and Six Months Ended
              June 30, 1995 and 1994

              Consolidated Balance Sheets -  . . . . . . . . . . . .  3
              June 30, 1995 and December 31, 1994

              Consolidated Statements of Cash Flows  . . . . . . . .  4
              For the Six Months Ended
              June 30, 1995 and 1994

              Notes to Consolidated Financial Statements . . . . . .  5

     ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  .   6-7
              CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .  8

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . .  8


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


ITEM I - FINANCIAL STATEMENTS



                             OSMONICS, INC.

                    CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands Except Per Share Data)


                          Three Months Ended        Six Months Ended
                               June 30,                 June 30,

                           1995        1994          1995       1994

Sales                    $26,796     $24,843       $53,666    $48,377

Cost of sales             14,838      13,927        29,796     26,983

Gross profit              11,958      10,916        23,870     21,394

Less:

  Selling, general
  and administrative       6,607       5,798        13,073     11,329

  Research, development
  and engineering          2,007       1,819         3,876      3,563

Income from operations     3,344       3,299         6,921      6,502

Other income                 443         131           950        203

Income before income
 taxes                     3,787       3,430         7,871      6,705

Income taxes               1,116         927         2,400      1,831

Net income               $ 2,671     $ 2,503       $ 5,471    $ 4,874

Net income per common
 share                   $  0.21     $  0.20       $  0.43    $  0.39

Average common shares
 outstanding              12,740      12,661        12,731     12,652

                             OSMONICS, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except Share Data)

                                             June 30,     December 31,
                                               1995          1994

ASSETS

Current assets
  Cash and cash equivalents                $   6,801        $  9,453
  Marketable securities                       30,135          27,623
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $1,127 in 1995, and $1,259 in 1994        16,536          15,536
  Inventories                                 21,883          19,428
  Deferred tax assets                          3,284           3,284
  Other current assets                         1,254           1,303

    Total current assets                      79,893          76,627
Property and equipment, at cost
  Land and land improvements                   2,191           1,951
  Building                                    15,498          12,300
  Machinery and equipment                     35,513          33,574
                                              53,202          47,825

  Less accumulated depreciation and
    amortization                             (26,676)        (25,262)
                                              26,526          22,563
Other assets                                   2,855           2,845

                                            $109,274        $102,035

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                          $  6,804        $  6,459
  Notes payable and current portion
    of long-term debt                            271             744
  Reserve for discontinued operations          2,100           2,088
  Other accrued liabilities                   10,771          11,341

    Total current liabilities                 19,946          20,632

Long-term debt                                14,091          14,050
Deferred compensation and other liabilities      682             689
Deferred income taxes                          3,463           2,913
Shareholders' equity
  Common stock, $0.01 par value
    Authorized -- 20,000,000
    Issued -- 1995: 12,747,302 and
              1994: 12,701,041 shares            127             127
  Capital in excess of par value              21,348          21,000
  Retained earnings                           46,879          41,408
  Unrealized gain on marketable securities     2,233           1,038
  Foreign currency translation adjustments       505             178
   Total shareholders' equity                 71,092          63,751

                                            $109,274        $102,035

                             OSMONICS, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)



                                                     Six Months Ended
                                                          June 30,

Cash flows from:                                  1995            1994

Operations:
  Net income                                   $  5,471         $ 4,874
  Non-cash items included in net income:
    Depreciation and amortization                 1,691           1,686
    (Gain)/loss on sale of investments             (628)             78
  Deferred income taxes                              -             (164)
  Reserve for VAT                                    -           (1,369)

  Accounts receivable                            (1,000)         (1,442)
  Inventories and other current assets           (2,406)           (144)
  Accounts payable and accrued liabilities         (213)           (836)

  Net cash provided by operations                 2,915           2,683

Investing activities:
  Purchase of investments                        (3,462)         (5,364)
  Sale of investments                             3,328           6,794
  Purchase of property and equipment             (5,405)         (1,406)
  Other                                             122             123

  Cash provided (used) in investing activities   (5,417)            147

Financing activities:
  Reduction of debt                                (432)           (271)
  Issuance of common stock                          348             337

  Net cash provided (used) in
    financing activities                            (84)             66

Effect of exchange rates on cash                    (66)             53

Increase (decrease) in cash and cash
   equivalents                                   (2,652)          2,949
Cash and cash equivalents -
  beginning of year                               9,453           9,710
Cash and cash equivalents -
  end of quarter                                 $6,801         $12,659


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

Operating results for the six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year 1995.

These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1994.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          (Dollars in thousands, except per share data)

As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three-month and six-month periods ended
June 30, 1995 and 1994.

                                 Percent of Sales      Percent of Sales
                                Three Months Ended     Six Months Ended
                                    June 30                June 30,


                                  1995      1994        1995      1994

Sales                            100.0%    100.0%      100.0%    100.0%
Cost of sales                     55.4      56.1        55.5      55.8
Gross profit                      44.6      43.9        44.5      44.2

Selling, general
  and administrative              24.6      23.3        24.4      23.4
Research, development
  and engineering                  7.5       7.3         7.2       7.4
Operating expenses                32.1      30.6        31.6      30.8

Income from operations            12.5      13.3        12.9      13.4
Other income                       1.6       0.5         1.8       0.5
Income before income taxes        14.1      13.8        14.7      13.9
Income taxes                       4.1       3.7         4.5       3.8
Net income                        10.0%     10.1%       10.2%     10.1%



Sales

Sales for the quarter ended June 30, 1995 of $26,796 increased 8% over sales for the second quarter of 1994. Year-to-date 1995 sales through June have increased 11% over their 1994 level. The increase occurred primarily in replaceable products which represented 42% of total sales for the first half of 1995.

Gross Margin

The gross margin for the second quarter of 1995 was 44.6% versus 43.9% for the corresponding period in 1994. The gross margin for the six months ended June 30 was 44.5% in 1995 and 44.2% in 1994. The slightly higher gross margin in the second quarter versus the same period in the prior year was primarily due to improved product mix.

Operating Expenses

Operating expenses increased from 30.6% of sales in the second quarter of 1994 to 32.1% in the second quarter of 1995, and from 30.8% of sales in the first half of 1994 to 31.6% of sales in the first half of 1995. The increase occurred primarily in sales and marketing expense, including more extensive advertising as well as additional sales personnel.

Other Income

Other income increased by $747 from the first half of 1994 to the first half of 1995. The increase included $628 of gain on the sale of investments.

Income Taxes

The effective tax rate for the six months ended June 30, 1995 was 30.5% based on the forecast for the full year. This compares to 27.3% in the corresponding period of 1994. The rate for 1994 included the benefits of tax loss carryforwards acquired with the Autotrol merger.

Net Income

Net income for the quarter ended June 30, 1995 was $2,671, up 7% from $2,503 in the corresponding quarter last year. Net income per common share for the quarter was $0.21 versus $0.20 a year ago. Year-to-date net income was $5,471, up 12% from $4,874 in 1994. Net income per common share year-to-date was $0.43 in 1995 versus $0.39 in 1994.

Liquidity and Capital Resources

As of June 30, 1995, the Company had cash, cash equivalents and marketable securities of $36,936 versus $37,076 at December 31, 1994. The current ratio was 4.0 at June 30, 1995, as compared to 3.7 at year-end 1994.

The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.


                              OSMONICS, INC.

                                 PART II

                            OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on
         May 17, 1995. The following members were elected to the Company's Board of Directors to hold office for the ensuing three years:

                  Nominee              In Favor           Withheld

              Michael L. Snow         11,600,155          22,797

              Ruth Carol Spatz        11,599,792          23,161



         The Company's 1995 Employee Stock Purchase Plan was approved by the following vote:

              For:                    10,738,530
              Against:                   101,474
              Abstain:                    37,451
              Broker Non-votes:          745,498

         The Company's 1995 Director Stock Option Plan was approved by the following vote:

              For:                    10,365,239
              Against:                   446,901
              Abstain:                    65,316
              Broker Non-votes:          745,498



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  None

         (b) During the quarter ended June 30, 1995, the Registrant did not file a Form 8-K report.

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