Form 10-Q
period 1995-09-30
OSMONICS INC
filed 1995-11-15
CIK 75049

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934
                  For Quarter Ended September 30, 1995

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

                               Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At
November 7, 1995, 12,765,693 shares of the issuer's Common Stock,
$0.01 par value, were outstanding.

                             OSMONICS, INC.

                                  INDEX




PART I.  FINANCIAL INFORMATION                                      PAGE

     ITEM I.  FINANCIAL STATEMENTS

              Consolidated Statements of Income -  . . . . . . . . .  2
              For the Three and Nine Month Periods
              Ended September 30, 1995 and 1994

              Consolidated Balance Sheets -  . . . . . . . . . . . .  3
              September 30, 1995 and December 31, 1994

              Consolidated Statements of Cash Flows  . . . . . . . .  4
              For the Nine Months Ended
              September 30, 1995 and 1994

              Notes to Consolidated Financial Statements . . . . . .  5

     ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  . . . . . .  6-7
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

      ITEM 5. OTHER INFORMATION  . . . . . . . . . . . . . . . . . .  8

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . .  8


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

ITEM I - FINANCIAL STATEMENTS


                             OSMONICS, INC.

                    CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands Except Per Share Data)



                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,

                             1995        1994        1995        1994

Sales                      $27,176     $23,383     $80,842     $71,760

Cost of sales               15,692      12,884      45,488      39,867

Gross profit                11,484      10,499      35,354      31,893
Less:

   Selling, general and
   administrative            6,187       5,859      19,260      17,188

   Research, development
   and engineering           2,015       1,816       5,891       5,379

Income from operations       3,282       2,824      10,203       9,326

Other income                   523         246       1,473         449

Income before income
 taxes                       3,805       3,070      11,676       9,775

Income taxes                 1,180         781       3,580       2,612

Net income                 $ 2,625     $ 2,289     $ 8,096     $ 7,163

Net income per common
 share                     $  0.21     $  0.18     $  0.64     $  0.57

Average common shares
 outstanding                12,751      12,678      12,738      12,661

                             OSMONICS, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except Share Data)

                                           September 30,  December 31,
                                               1995          1994

ASSETS

Current assets
  Cash and cash equivalents                 $  8,701        $  9,453
  Marketable securities                       28,925          27,623
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $1,123 in 1995, and $1,259 in 1994        17,928          15,536
  Inventories                                 22,431          19,428
  Deferred tax assets                          3,167           3,284
  Other current assets                         1,136           1,303

    Total current assets                      82,288          76,627
Property and equipment, at cost
  Land and land improvements                   2,191           1,951
  Building                                    16,735          12,300
  Machinery and equipment                     36,745          33,574
                                              55,671          47,825

  Less accumulated depreciation and
    amortization                             (27,395)        (25,262)
                                              28,276          22,563
Other assets                                   3,094           2,845

                                            $113,658        $102,035

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                          $  7,805        $  6,459
  Notes payable and current portion
    of long-term debt                          1,693             744
  Reserve for discontinued operations          1,958           2,088
  Other accrued liabilities                   10,385          11,341

    Total current liabilities                 21,841          20,632

Long-term debt                                12,605          14,050
Deferred compensation and other liabilities      679             689
Deferred income taxes                          3,875           2,913
Shareholders' equity
  Common stock, $0.01 par value
    Authorized -- 20,000,000
    Issued -- 1995: 12,762,817 and
              1994: 12,701,041 shares            128             127
  Capital in excess of par value              21,547          21,000
  Retained earnings                           49,504          41,408
  Unrealized gain on marketable securities        3,173        1,038
  Foreign currency translation adjustments       306             178
   Total shareholders' equity                 74,658          63,751

                                            $113,658        $102,035



                             OSMONICS, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)


                                                    Nine Months Ended
                                                      September 30,

Cash flows from:                                  1995           1994

Operations:
  Net income                                    $ 8,096        $ 7,163
  Non-cash items included in net income:
    Depreciation and amortization                 2,528          2,483
    (Gain)/loss on sale of investments             (702)           104
  Deferred income taxes                             117           (226)
  Reserve for VAT                                   -           (1,363)
  Accounts receivable                            (2,392)          (457)
  Inventories and other current assets           (2,836)          (200)
  Accounts payable and accrued liabilities          260           (333)

  Net cash provided by operations                 5,071          7,171

Investing activities:
  Purchase of investments                        (4,012)       (10,200)
  Sale of investments                             6,374          7,096
  Purchase of property and equipment             (7,985)        (2,505)
  Other                                            (153)            67

  Cash provided (used) in investing
    activities                                   (5,776)        (5,542)

Financing activities:
  Reduction of debt                                (506)          (288)
  Issuance of common stock                          548            467

  Net cash provided (used) in financing
    activities                                       42            179

  Effect of exchange rates on cash                  (89)            61

(Decrease)/increase in cash and
  cash equivalents                                 (752)         1,869
Cash and cash equivalents -
  beginning of year                               9,453          9,710
Cash and cash equivalents -
  end of quarter
                                                $ 8,701        $11,579

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

Operating results for the nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year 1995.

These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1994.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          (Dollars in thousands, except per share data)

As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three-month and nine-month periods ended
September 30, 1995 and 1994.

                              Percent of Sales      Percent of Sales
                             Three Months Ended     Nine Months Ended
                                September 30,         September 30,
                              1995        1994       1995       1994

Sales                        100.0%      100.0%     100.0%     100.0%
Cost of sales                 57.7        55.1       56.3       55.6
Gross profit                  42.3        44.9       43.7       44.4

Selling, general
  and administrative          22.8        25.0       23.8       23.9
Research, development
  and engineering              7.4         7.8        7.3        7.5
Operating expenses            30.2        32.8       31.1       31.4

Income from operations        12.1        12.1       12.6       13.0
Other income                   1.9         1.0        1.8        0.6
Income before income taxes    14.0        13.1       14.4       13.6
Income taxes                   4.3         3.3        4.4        3.6
Net income                     9.7%        9.8%      10.0%      10.0%



Sales

Sales for the quarter ended September 30, 1995 of $27,176 increased 16% over sales for the third quarter of 1994. Year-to-date 1995 sales through September have increased 13% over their 1994 level. The increase was in both capital and replaceable products. The sales growth reflects the Company's recent and continued investment in expanded sales efforts, and the general strength of the economy.

Gross Margin

The gross margin for the third quarter of 1995 was 42.3% versus 44.9% in the corresponding period of 1994. The gross margin for nine months ended September 30 was 43.7% in 1995 and 44.4% in 1994. The lower gross margin was due to increased costs for raw material, increased price competition, and a less favorable product mix.

Operating Expenses

Operating expenses decreased from 32.8% of sales in the third quarter of 1994 to 30.2% in the third quarter of 1995, and from 31.4% in the first nine months of 1994 to 31.1% of sales in the corresponding period of 1995. The decrease in operating expense is primarily attributable to improved operating efficiency realized in the integration of the Company's recent acquisitions.

Other Income

Other income increased by $1,024 from the first nine months of 1994 to the first nine months of 1995. The increase included $702 of gain on the sale of investments.

Income Taxes

The effective tax rate for the nine months ended September 30, 1995 was 30.7% based on the forecasted rate for the full year. The current rate compares to 26.7% in the corresponding period of 1994. The lower rate for 1994 included the benefit of tax loss carryforwards acquired with the Autotrol merger.

Net Income

Net income for the quarter ended September 30, 1995 was $2,625, up 15% from $2,289 in the corresponding quarter last year. Net income per common share for the quarter increased to $0.21 from $0.18 in the prior year. Year-to-date net income was $8,096, up 13% from $7,163 in 1994. Net income per common share year to date was $0.64 in 1995 versus
$0.57 in 1994.

Liquidity and Capital Resources

As of September 30, 1995, the Company had cash, cash equivalents and marketable securities of $37,626 versus $37,076 at December 31, 1994. The current ratio was 3.8 at September 30, 1995, as compared to 3.7 at year-end 1994.

The increase in land and building relates to the purchase of the previously-leased facility in Milwaukee, and the expansion of the Minnetonka facility which will be completed by January 1996.

The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.

                             OSMONICS, INC.

                                 PART II

                            OTHER INFORMATION

Item 5.  Other Information

         Osmonics, Inc. acquired the assets and operations of Western Filter Co., Denver, Colorado, on October 4, 1995. Western Filter, founded in 1934, is a leading supplier of water treatment equipment to the beverage market, and will continue to operate as an independent business unit in Denver. Western Filter products will be sold through the existing Osmonics distribution channels, offering a more complete line of water and waste water treatment options. Revenues of Western Filter were less than $10 million in 1994.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  None

         (b)  During the quarter ended September 30, 1995, the
              Registrant did not file a Form 8-K report.

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