Form 10-K
period 1995-12-31
OSMONICS INC
filed 1996-03-29
CIK 75049

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                   __________________________________

                                FORM 10-K

(Mark One)
x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934  [FEE REQUIRED]
For the Fiscal Year Ended December 31, 1995

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

 Common Shares, par value $0.01 per share     New York Stock Exchange
      (Title of each class)                    (Name of each exchange
                                               on which registered)

      Securities registered pursuant to Section 12(g) of the Act:

                                  None.

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

      As of March 1, 1996, 12,802,582 Common Shares were outstanding. The aggregate market value of the Common Shares held by non-affiliates of the Registrant on such date (based upon the closing price of such shares on the New York Stock Exchange on March 1, 1996) was
$162,774,788.


                   DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1995 (the "Annual Report to Shareholders"), are incorporated by reference into Parts II and IV. Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 1996 (the "Proxy Statement"), and to be filed within 120 days after the Registrant's fiscal year ended December 31, 1995, are incorporated by reference into Part III.


                                 PART I

ITEM 1.  BUSINESS

      Osmonics, Inc. and its wholly-owned subsidiaries (the "Company") design, manufacture and market machines, systems and components used in the processing and handling of fluids. The Company was founded in 1969 and manufactures replaceable, semi-permeable membranes and other filter media for use in fluid separation and filtration. The Company's processing equipment employs crossflow filtration (including reverse osmosis, nanofiltration, ultrafiltration and microfiltration), normal filtration (including microfiltration and particle filtration), coalescing filtration, ion exchange, clarification, chromatography, ozonation and distillation. The Company's fluid handling equipment includes centrifugal, diaphragm and bellows pumps; electronic controllers to operate precision valves for water conditioning; flow control and measuring devices and instrumentation; and specialty holders and devices for retaining its membranes and filter media.

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

      In June 1989, the Company acquired Ozone Research & Equipment Corporation of Phoenix, Arizona. Ozone Research was founded in 1957 and is a pioneer in the manufacture of ozone generation equipment for the purification of water and the testing of elastomeric materials.

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

      In October 1995, the Company acquired the assets and operations of Western Filter Company, Denver, Colorado, an important supplier to the beverage and bottled water industry for over 50 years. Western Filter has extensive experience in providing the beverage market with conventional water treatment technologies and membrane water treatment. Western Filter also has experience in coagulation clarification pretreatment technologies. These technologies will be utilized with Osmonics' existing distribution channels, allowing the Company to expand capability in the international markets where conventional water treatment is required, as well as complement municipal sales in the United States where ozone disinfection is becoming accepted.

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

      The following table shows the percentage of net sales during the past five years attributable to the Company's fluid processing and handling equipment compared to its replaceable components:

         Year Ended                        Replaceable
         December 31      Equipment1          Components2
            1995              56%               44%
            1994              60%               40%
            1993              60%               40%
            1992              60%               40%
            1991              60%               40%

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

Research and Development

      Research and development activities emphasize product development and applied research, with the goal of developing proprietary products. Such expenditures totaled $7,779,000 in 1995, $7,174,000 in 1994, and $6,795,000 in 1993. The Company anticipates that research and development expenditures in 1996 will be similar to the 1995 level as a percent of sales.

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

Employees

      As of December 31, 1995, the Company employed 1,017 persons, including 187 holding engineering or technical degrees.

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

Customers

      No one customer accounted for 10 percent or more of the Company's consolidated revenue in 1995, 1994 or 1993.

Backlog

      The dollar amount of the Company's backlog of orders considered to be firm at December 31, 1995, was $20.6 million. The comparable backlog at December 31, 1994, was $15.7 million. The Company expects that nearly all orders included in the backlog at December 31, 1995, will be filled during the 1996 fiscal year. The Company does not believe that its backlog at any time is necessarily indicative of annual sales. The business of the Company is not subject to significant seasonal variations.

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

Foreign Operations

      Substantially all of the Company's operations and assets are located in the United States. The Company has sales offices and distribution facilities in France, Thailand, Switzerland, Hong Kong, Japan, Australia, Singapore and China. Limited assembly is conducted in Europe and Asia. The profitability of domestic and foreign sales is substantially equal. Sales to Canada are made on the same trade terms as are available to U.S. customers.

      Large export sales are made on the basis of confirmed irrevocable letters of credit or time drafts to selected customers in U.S. dollars. Therefore, the Company believes that problems of currency fluctuation or political and economic stability do not constitute substantial risks. See Note 11 of Notes to Consolidated Financial Statements for a breakdown of the Company's foreign operations and export sales by geographic area.

Potential Acquisition

      The Company announced in December 1995, an agreement in principle to merge with Desalination Systems Inc. (DESAL) in a stock transaction. The outstanding shares of DESAL will be exchanged for the Company's common stock. The transaction is structured to qualify as a tax-free exchange and a "pooling-of-interests" for accounting and financial purposes. At current market prices, the value of the transaction is approximately $30 million. The transaction is expected to add over $20 million to Osmonics' 1996 sales.

      The transaction will require the approval of a definitive merger agreement by both companies, regulatory approvals, and the satisfaction of customary closing conditions. The transaction is expected to close in second quarter 1996.

      DESAL, located in Vista, California, is primarily in the manufacture of membranes and spiral-wound elements used for reverse osmosis, nanofiltration, and ultrafiltration. The membrane elements are sold to companies throughout the world. Approximately 40% of DESAL's sales go to customers outside the United States.

ITEM 2.  PROPERTIES

      The executive offices and principal manufacturing facilities of the Company are located in a modern facility in Minnetonka, Minnesota, a suburb of Minneapolis.

      A summary of the Company's main operating facilities is as follows:

  Location         Status       Size                Function

Minnetonka, MN      Owned    309,600 sq ft      Sales, Manufacturing,
                                                Warehouse

Milwaukee, WI       Owned    103,700 sq ft      Sales, Manufacturing,
                                                Warehouse

Phoenix, AZ         Owned     60,900 sq ft      Sales, Manufacturing,
                                                Warehouse

Phoenix, AZ         Leased    26,000 sq ft      Sales, Manufacturing,
                                                Warehouse

Rockland, MA        Leased    38,200 sq ft      Sales, Manufacturing,
                                                Warehouse

Syracuse, NY        Owned     48,500 sq ft      Manufacturing, Warehouse

Upland, CA          Leased    22,000 sq ft      Sales, Manufacturing,
                                                Warehouse

Denver, CO          Owned     20,700 sq ft      Sales, Manufacturing,
                                                Warehouse

Hopkins, MN         Leased     8,000 sq ft      Warehouse

Livermore, CA       Leased     6,000 sq ft      Sales, Manufacturing,
                                                Warehouse

Emmetsburg, IA      Leased     8,800 sq ft      Manufacturing

Bryan, TX           Owned      2,500 sq ft      Manufacturing, Warehouse

Le Mee, France      Owned     18,300 sq ft      Sales, Manufacturing,
                                                Warehouse

Neuchatel,          Leased     4,000 sq ft      Sales, Warehouse
 Switzerland

Total Owned                  564,200 sq ft

Total Leased                 113,000 sq ft

Total Owned and Leased       677,200 sq ft


      In 1995, the Company purchased the land and building used for its Milwaukee, Wisconsin operations for $3,100,000 in cash.

      The current manufacturing facilities are adequate for near-term operations, after the completion of plant and office capacity in Minnetonka in early 1996. In addition, the Company leases small amounts of space in Thailand, Japan, Hong Kong, and Singapore that are used primarily for sales activities.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is currently involved in several lawsuits incidental to its business. Management does not believe that any of the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

      Autotrol's rotating biological contactor assemblies (the "RBC's") were a product which Autotrol discontinued producing and selling in 1982. Currently there are no performance claims pending against the Company with respect to the RBC's, and, as of December 31, 1995, the Company has reserves to cover potential future liability with respect to the RBC's.


                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

      "Common Stock Data," and "Notes to Consolidated Financial
Statements," pages 19-23 of the Annual Report to Shareholders, are incorporated herein by reference. As of March 14, 1996 there were 2,363 shareholders of record.

      The Company has not paid cash dividends on its common shares. The Board of Directors currently intends to retain its earnings for the expansion of the Company's business. The Company has issued promissory notes which contain a covenant limiting the payment of dividends to shareholders. At December 31, 1995, approximately $24,742,000 of retained earnings was restricted under this covenant.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial information of the Registrant and its subsidiaries, included in the Annual Report to Shareholders, is incorporated herein by reference:

                                                     Page(s)

      Consolidated Statements of Income  . . . . . .   16

      Consolidated Balance Sheets  . . . . . . . . .   17

      Consolidated Statements of Cash Flows  . . . .   18

      Consolidated Statements of Changes in

        Shareholders' Equity   . . . . . . . . . . .   19

      Independent Auditors' Report   . . . . . . . .   24

      Notes to Consolidated Financial Statements . .   19-23

      Quarterly Income Data  . . . . . . . . . . . .   27


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Executive Officers of the Registrant

                                                                 Officer
    Name and Age              Position with Company               Since

D. Dean Spatz (51)         President and Chairman                 1969
                           of the Board

Ruth Carol Spatz (51)      Secretary                              1969

Howard W. Dicke (58)       Vice President Human Resources         1978
                           and Corporate Development,
                           and Treasurer

L. Lee Runzheimer (53)     Chief Financial Officer and            1988
                           Vice President Administration

James J. Carbonari (54)    Vice President Sales & Marketing       1989

James W. Detert (37)       Vice President Operations              1990

Kenneth E. Jondahl (39)    Vice President International           1991

Andrew T. Rensink (39)     Vice President Technology              1991

      All of the executive officers, except Messrs. Detert, Jondahl and Rensink, have been officers of the Company for more than five years.
Mr. Detert joined the Company in 1986 as Assistant to the President with responsibilities in the marketing area, was promoted to Vice President Technology in January 1990 and was appointed Vice President Operations in February 1991. Mr. Jondahl joined the Company in 1981 as an Application Engineer. Since then he has served as a Regional Sales Manager, Dairy Market Specialist, General Manager of Osmonics Asia/Pacific, General Manager of Osmonics Europa, Marketing Manager and International Sales Manager. He was promoted to Vice President International in April 1991. Mr. Rensink joined the Company as Vice President Technology in September 1991. Prior to that he had been a plant manager and manufacturing manager for Mantaline, an elastomeric extrusion company. Previously he held various management positions in both engineering and manufacturing in several General Electric business units. All executive officers are elected annually by, and serve at the direction of, the Board of Directors. D. Dean Spatz and Ruth Carol Spatz are husband and wife.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders.


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

                      D.  1995 Employee Stock Purchase Plan.
                          (Incorporated herein by reference to the Registrant's Proxy Statement dated
                          March 27, 1995.)

                      E.* 1995 Director Stock Option Plan.
                          (Incorporated herein by reference to the Registrant's Proxy Statement dated
                          March 27, 1995.)

                          * Denotes Executive Compensation Plan.

                  (13) 1995 Annual Report to Shareholders. (Only those portions incorporated herein by reference shall be deemed filed with the Commission.)

                  (21)    Subsidiaries of the Registrant.

                  (23)    Consent of Deloitte & Touche LLP.

          (b)      Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended December 31, 1995.





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

Dated:  February 28, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signatures                  Title                     Date

 /s/ L. Lee Runzheimer    Chief Financial Officer      February 27, 1996
     L. Lee Runzheimer    and Vice President
                          Administration (Principal
                          Finance and Accounting Officer)


 /s/ Howard W. Dicke      Vice President Human         February 27, 1996
     Howard W. Dicke      Resources and Corporate
                          Development, and Treasurer


 /s/ Ruth Carol Spatz     Director                     February 28, 1996
     Ruth Carol Spatz


 /s/ Michael L. Snow      Director                     February 27, 1996
     Michael L. Snow


 /s/ Ralph E. Crump       Director                     February 28, 1996
     Ralph E. Crump


 /s/ Verity C. Smith      Director                     February 28, 1996
     Verity C. Smith


                          Director
     Charles W. Palmer


 /s/ D. Dean Spatz        President, Chairman of       February 28, 1996
     D. Dean Spatz        the Board and Director
                          (Principal Executive Officer)