Form 10-Q
period 1996-03-31
OSMONICS INC
filed 1996-05-15
CIK 75049

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549




                                FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934
                    For Quarter Ended March 31, 1996

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

                               Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At
April 29, 1996, 12,807,547 shares of the issuer's Common Stock, $0.01 par value, were outstanding.




                             OSMONICS, INC.

                                  INDEX




PART I.  FINANCIAL INFORMATION                                      PAGE

     ITEM I.  FINANCIAL STATEMENTS

              Consolidated Statements of Income -  . . . . . . . .   2
              For the Three Months Ended
              March 31, 1996 and 1995

              Consolidated Balance Sheets -  . . . . . . . . . . .   3
              March 31, 1996 and December 31, 1995

              Consolidated Statements of Cash Flows  . . . . . . .   4
              For the Three Months Ended
              March 31, 1996 and 1995

              Notes to Consolidated Financial Statements . . . . .   5

     ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  . . . . . .   6-7
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

      ITEM 5. OTHER INFORMATION . . . . . . . . . . . . . . . . . .  8

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . .   8


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

ITEM I - FINANCIAL STATEMENTS

                             OSMONICS, INC.

                    CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands Except Per Share Data)




                                            Three Months Ended March 31,

                                                1996            1995

Sales                                         $33,229         $26,870

Cost of sales                                  19,667          14,958

Gross profit                                   13,562          11,912

Less:

   Selling, general and administrative          7,125           6,466

   Research, development and engineering        2,081           1,869

Income from operations                          4,356           3,577

Other income (expense)                            226             507

Income before income taxes                      4,582           4,084

Income taxes                                    1,420           1,284

Net income                                    $ 3,162         $ 2,800

Net income per common share                   $  0.25         $  0.22

Average common shares outstanding              12,792          12,722

                             OSMONICS, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands except share data)


                                             March 31,    December 31,
                                               1996          1995
ASSETS

Current assets
  Cash and cash equivalents                 $  2,346        $  4,361
  Marketable securities                       23,119          26,307
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $878 in 1996, and $1,127 in 1995          20,794          20,501
  Inventories                                 26,226          26,227
  Deferred tax assets                          3,549           3,719
  Other current assets                         1,456           1,851

    Total current assets                      77,490          82,966
Property and equipment, at cost
  Land and land improvements                   2,306           2,310
  Building                                    16,519          15,557
  Machinery and equipment                     38,442          36,645
  Construction in progress                     3,195           5,970
                                              66,138          60,482

  Less accumulated depreciation and
    amortization                             (28,596)        (27,923)
                                              37,542          32,559
Other assets                                   9,995           9,533

                                            $125,027        $125,058

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                          $ 11,078        $ 12,247
  Notes payable and current portion
    of long-term debt                          1,606           1,695
  Reserve for discontinued operations          1,957           1,957
  Other accrued liabilities                   11,320          12,843

    Total current liabilities                 25,961          28,742

Long-term debt                                12,473          12,441
Deferred compensation and other liabilities      228             450
Deferred income taxes                          4,825           4,954
Shareholders' equity
  Common stock, $0.01 par value
    Authorized -- 20,000,000
    Issued -- 1996: 12,807,547 and
              1995: 12,773,184 shares            129             129
  Capital in excess of par value              22,044          21,709
  Retained earnings                           55,782          52,620
  Unrealized gain on marketable securities     3,406           3,694
  Foreign currency translation adjustments       179             319
   Total shareholders' equity                 81,540          78,471

                                            $125,027        $125,058
                             OSMONICS, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)



                                                   Three Months Ended
                                                       March 31,
Cash flows from:
                                                  1996           1995
Operations:
  Net income                                      $3,162        $ 2,800
  Non-cash items included in net income:
    Depreciation and amortization                  1,047            814
    Deferred income taxes                            (87)           (41)
    Gain on sale of investments                     (164)          (191)

  Accounts receivable                               (293)           558
  Inventories and other current assets               396         (1,335)
  Accounts payable and accrued liabilities        (2,692)           478

  Net cash provided by operations                  1,369          3,083

Investing activities:
  Purchase of investments                           (283)        (3,094)
  Sale of investments                              3,029            321
  Purchase of property and equipment              (6,068)          (845)
  Other                                             (320)           142

  Cash provided by (used in) investing
    activities                                    (3,642)        (3,476)

Financing activities:
  Reduction of debt                                  (57)          (426)
  Issuance of Common Stock                           335            214

  Net cash provided by (used in) financing
    activities                                       278           (212)

  Effect of exchange rate changes on cash            (20)          (164)

Decrease in cash and cash equivalents             (2,015)          (769)
Cash and cash equivalents -
  beginning of year                                4,361          9,453
Cash and cash equivalents -
  end of quarter                                 $ 2,346        $ 8,684

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

Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year 1996.

These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1995.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          (Dollars in thousands except per share amounts)

As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three months ended March 31, 1996 and 1995.

                                                 Percent of Sales
                                                Three Months Ended
                                                     March 31,
                                               1996              1995

Sales                                         100.0%            100.0%
Cost of sales                                  59.2              55.7
Gross profit                                   40.8              44.3

Selling, general and administrative            21.4              24.0
Research, development and engineering           6.3               7.0
Operating expenses                             27.7              31.0

Income from operations                         13.1              13.3
Other income (expense)                          0.7               1.9
Income before income taxes                     13.8              15.2
Income taxes                                    4.3               4.8
Net income                                      9.5%             10.4%


Sales

Sales of $33,229 for the quarter ended March 31, 1996 increased 23.7% from the first quarter of 1995. The increase occurred primarily in capital equipment, which represented 61% of total sales for the first quarter of 1996. Sales of membrane products and cartridge filters also showed good growth over the prior year.

Quarterly sales include sales of Western Filter, acquired in October 1995, but do not include any sales from Desalination Systems, Inc. (DESAL). It is anticipated that the previously announced merger with DESAL will be completed in the second quarter of 1996.

Gross Margin

Gross margin decreased from 44.3% of sales in the first quarter of 1995 to 40.8% of sales in the first quarter of 1996. Average gross profit margins are below the prior year first quarter due in large part to a change in product sales mix. This is a result of recent acquisitions and sales strategy changes.

Gross margins also continue to be affected by increased costs that have not been fully passed on to our customers. Certain raw materials such as stainless steel and plastic continue to be above anticipated costs. Also, some non-recurring costs were incurred in the move to newly completed expansions of the Minnetonka and Phoenix facilities.

Operating Expenses

Operating expenses decreased from 31.0% of sales in the first quarter of 1995 to 27.7% in the first quarter of 1996. Selling, general and administrative expenses, and research, development and engineering expense were lower as a percentage of sales in the first quarter of 1996 than in the corresponding period of 1995.

The rate of growth in operating expense slowed to 10.4%, compared to the sales growth rate of 23.7%. It is believed that the investment in sales and marketing during the prior years is producing results, and recent investments in office automation are showing returns in higher productivity.

Other Income

Other income decreased by $281 from the first quarter of 1995 to the first quarter of 1996. The decrease results from lower interest income on a lower investment portfolio, and the inclusion in 1995 of a non-recurring $200 recovery from an insurance policy.

Income Taxes

The effective tax rate for the first quarter 1996 is 31.0% based on the forecast for the full year. This compares to 31.4% in the corresponding period of 1995.

Net Income

Net income for the quarter was $3,162, as compared to $2,800 for the first quarter of 1995. Net income per share was $0.25 per share, an increase of 14% over the $0.22 per share reported for the same quarter last year.

Liquidity and Capital Resources

As of March 31, 1996, the Company had cash, cash equivalents and marketable securities of $25,465 versus $30,668 at December 31, 1995. The current ratio was 3.0 at March 31, 1996, as compared to 2.9 at year-end 1995.

Inventory remained relatively constant during the first quarter of 1996, compared to year-end 1995.

In the first quarter of 1996, the Company expended $6.1 million on capital improvements, primarily for the expansion of the Minnetonka and Phoenix facilities, for office automation and for new product tooling.

The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.
                             OSMONICS, INC.

                                 PART II

                            OTHER INFORMATION



Item 5.  Other Information

         The Company announced in December 1995 the execution of an agreement in principle to merge with Desalination Systems Inc. (DESAL) in a stock transaction. The outstanding shares of DESAL will be exchanged on a share-for-share basis for the Company's common stock. The transaction is structured to qualify as a tax-free exchange and a "pooling-of-interests" for accounting and financial purposes. At current market prices, the value of the transaction is approximately $30 million. The transaction is expected to add over $20 million to Osmonics' 1996 sales.

         The transaction will require the approval of a definitive merger agreement by both companies, regulatory approvals, and the satisfaction of customary closing conditions. Preparation of the required documents is continuing, and the transaction is expected to be completed in the second quarter of 1996.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  None

         (b) During the quarter ended March 31, 1996, the Registrant did not file a Form 8-K report.

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