Form 10-K/A
period 1995-12-31
OSMONICS INC
filed 1996-08-01
CIK 75049

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


                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

COMMON STOCK DATA

The Company's common stock trades on the New York Stock Exchange under the symbol "OSM".

Shareholders of record on February 22, 1996 numbered 2387. The Company estimates that an additional 2500 shareholders own stock held for their account at brokerage firms and finanacial institutions.

                            1995                   1994

Quarterly Prices*       High    Low              High    Low

First Quarter           16 5/8  13 1/4           16 1/8  14 3/8
Second Quarter          18 1/4  15 1/2           16 5/8  14 1/2
Third Quarter           17 7/8  15 1/2           15 1/2  13 3/4
Fourth Quarter          21 1/4  16 5/8           15 1/4  13 1/2

* Adjusted for splits

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