Form 10-Q
period 1996-06-30
OSMONICS INC
filed 1996-08-14
CIK 75049

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549



                                FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934
                     For Quarter Ended June 30, 1996

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

                               Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At
August 9, 1996, 12,853,107 shares of the issuer's Common Stock,
$0.01 par value, were outstanding. Subsequent to June 30, 1996, the registrant completed the previously announced merger with Desalination Systems, Inc. (DESAL). Under the merger agreement, the outstanding shares of DESAL will be converted, in a tax-free exchange, into shares of the registrant. As a result of the merger, 1,312,827 shares are currently issuable.

                              OSMONICS, INC.

                                  INDEX


PART I.  FINANCIAL INFORMATION                                     PAGE

     ITEM I.  FINANCIAL STATEMENTS

              Consolidated Statements of Income - . . . . . . . . .    2
              For the Three and Six Months Ended
              June 30, 1996 and 1995

              Consolidated Balance Sheets - . . . . . . . . . . . .    3
              June 30, 1996 and December 31, 1995

              Consolidated Statements of Cash Flows . . . . . . . .    4
              For the Six Months Ended
              June 30, 1996 and 1995

              Notes to Consolidated Financial Statements. . . . . .    5

     ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL . . 6-8 CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .    9

      ITEM 5. OTHER INFORMATION . . . . . . . . . . . . . . . . . .10-11

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . .   11


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

ITEM I - FINANCIAL STATEMENTS



                             OSMONICS, INC.

                    CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands Except Per Share Data)


                         Three Months Ended        Six Months Ended
                               June 30,                 June 30,

                          1996        1995          1996       1995

Sales                    $31,176     $26,796       $64,405    $53,666

Cost of sales             18,228      14,838        37,895     29,796

Gross profit              12,948      11,958        26,510     23,870

Less:

  Selling, general
  and administrative       7,463       6,607        14,588     13,073

  Research, development
  and engineering          2,232       2,007         4,313      3,876

Income from operations     3,253       3,344         7,609      6,921

Other income                 825         443         1,051        950

Income before income
 taxes                     4,078       3,787         8,660      7,871

Income taxes               1,265       1,116         2,685      2,400

Net income               $ 2,813     $ 2,671       $ 5,975    $ 5,471

Net income per common
 share                   $  0.22     $  0.21       $  0.47    $  0.43

Average common shares
 outstanding              12,814      12,740        12,803     12,731

                             OSMONICS, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except Share Data)

                                             June 30,     December 31,
                                               1996          1995

ASSETS

Current assets
  Cash and cash equivalents                 $  2,160        $  4,361
  Marketable securities                       20,907          26,307
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $884 in 1996, and $1,127 in 1995          20,752          20,501
  Inventories                                 28,059          26,227
  Deferred tax assets                          3,505           3,719
  Other current assets                         1,582           1,851

    Total current assets                      76,965          82,966
Property and equipment, at cost
  Land and land improvements                   2,210           2,310
  Building                                    22,775          15,557
  Machinery and equipment                     39,507          36,645
  Construction in progress                     3,877           5,970
                                              68,369          60,482

  Less accumulated depreciation and
    amortization                             (29,445)        (27,923)
                                              38,924          32,559
Other assets                                   9,843           9,533

                                            $125,732        $125,058

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                          $ 10,089        $  12,247
  Notes payable and current portion
    of long-term debt                          1,914            1,695
  Reserve for discontinued operations          1,957            1,957
  Other accrued liabilities                   10,789           12,843

    Total current liabilities                 24,749           28,742

Long-term debt                                12,441           12,441
Deferred compensation and other liabilities      226              450
Deferred income taxes                          4,488            4,954
Shareholders' equity
  Common stock, $0.01 par value
    Authorized -- 50,000,000
    Issued -- 1996: 12,828,391 and
              1995: 12,773,184 shares            129              129
  Capital in excess of par value              22,348           21,709
  Retained earnings                           58,595           52,620
  Unrealized gain on marketable securities     2,656            3,694
  Foreign currency translation adjustments       100              319
   Total shareholders' equity                 83,828           78,471

                                            $125,732         $125,058

                             OSMONICS, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)



                                                     Six Months Ended
                                                          June 30,

Cash flows from:                                  1996            1995

Operations:
  Net income                                    $ 5,975         $ 5,471
  Non-cash items included in net income:
    Depreciation and amortization                 2,100           1,691
    Gain on sale of investments                    (715)           (628)
    Gain on sale of land                           (640)             -

  Deferred income taxes                             214              -
  Accounts receivable                              (251)         (1,000)
  Inventories and other current assets           (1,563)         (2,406)
  Accounts payable and accrued liabilities       (4,436)           (213)

  Net cash provided by operations                   684           2,915

Investing activities:
  Purchase of investments                          (454)         (3,462)
  Sale of investments                             4,823           3,328
  Purchase of property and equipment             (8,497)         (5,405)
  Sale of land                                      731              -
  Other                                            (377)            122

  Cash provided (used) in investing activities   (3,774)         (5,417)

Financing activities:
  Short-term borrowing                              219              -
  Reduction of debt                                  -             (432)
  Issuance of common stock                          640             348

  Net cash provided (used) in
    financing activities                            859             (84)

Effect of exchange rates on cash                     30             (66)

Increase (decrease) in cash and cash
   equivalents                                   (2,201)         (2,652)
Cash and cash equivalents -
  beginning of year                               4,361           9,453
Cash and cash equivalents -
  end of quarter                                 $2,160          $6,801

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

Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year 1996.

These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1995.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          (Dollars in thousands, except per share data)

As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three-month and six-month periods ended
June 30, 1996 and 1995.

                                 Percent of Sales      Percent of Sales
                                Three Months Ended     Six Months Ended
                                    June 30                June 30,


                                  1996      1995        1996      1995

Sales                            100.0%    100.0%      100.0%    100.0%
Cost of sales                     58.5      55.4        58.8      55.5
Gross profit                      41.5      44.6        41.2      44.5

Selling, general
  and administrative              23.9      24.6        22.7      24.4
Research, development
  and engineering                  7.2       7.5         6.7       7.2
Operating expenses                31.1      32.1        29.4      31.6

Income from operations            10.4      12.5        11.8      12.9
Other income                       2.6       1.6         1.6       1.8
Income before income taxes        13.0      14.1        13.4      14.7
Income taxes                       4.0       4.1         4.2       4.5
Net income                         9.0%     10.0%        9.2%     10.2%


Sales

Sales for the quarter ended June 30, 1996 of $31,176 increased 16.3% over sales for the second quarter of 1995. Year-to-date 1996 sales through June have increased 20.0% over their 1995 level. The sales increase was realized across most product lines. Sales of capital equipment represent 58% of year-to-date sales. Sales for 1996 include sales of Western Filter, acquired in October 1995, but do not include any sales from Desalination Systems, Inc. (DESAL). The previously announced merger with DESAL was completed in July 1996.

Gross Margin

The gross margin for the second quarter of 1996 was 41.5% versus 44.6% for the corresponding period in 1995. The gross margin for the six months ended June 30 was 41.2% in 1996 and 44.5% in 1995. The reduction in gross margin was due to a less favorable sales mix, more aggressive pricing in certain product lines, and some effect of higher material costs. Sales in 1996 include order backlog acquired from Western Filter in October 1995, which was at lower gross margins than other Osmonics products.

Operating Expenses

Operating expenses decreased from 32.1% of sales in the second quarter of 1995 to 31.1% in the second quarter of 1996, and from 31.6% of sales in the first half of 1995 to 29.3% of sales in the first half of 1996. The rate of growth in operating expense slowed to 11.5%, compared to the sales growth rate of 20.0%. The aggressive expansion in sales and marketing efforts during the prior two years is now producing results, and recent investments in office automation are also showing good returns in higher productivity.

Other Income

Other income increased by $101 from the first half of 1995 to the first half of 1996. The increase included $715 of gain on the sale of investments and $640 of gain on the sale of land. The usefulness of the land as a future facility site for the Company was impaired by a county road expansion.

Income Taxes

The effective tax rate for the six months ended June 30, 1996 was 31.0% based on the forecast for the full year. This compares to 30.5% in the corresponding period of 1995.

Net Income

Net income for the quarter ended June 30, 1996 was $2,813, up 5.3% from $2,671 in the corresponding quarter last year. Net income per common share for the quarter was $0.22 versus $0.21 a year ago. Year-to-date net income was $5,975, up 9.2% from $5,471 in 1995. Net income per common share year-to-date was $0.47 in 1996 versus $0.43 in 1995.

Liquidity and Capital Resources

As of June 30, 1996, the Company had cash, cash equivalents and marketable securities of $23,067 versus $30,668 at December 31, 1995. This reduction in cash and marketable securities is primarily the result of investments of $8,497 in new facilities and equipment. The current ratio was 3.1 at June 30, 1996, as compared to 2.9 at year-end 1995.

The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.

Stock Option Plans

The Company has elected to continue accounting for stock options in accordance with APB 25 as provided by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation."

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company) contains statements that are forward-looking. Such statements may relate to plans for future expansion, business development activities, other capital spending, financing, or the effects of regulation and competition. Such information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to product development activities, dependence on existing management, global economic and market conditions, and changes in federal or state laws.

                             OSMONICS, INC.

                                 PART II

                            OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on
         May 9, 1996. The following members were elected to the Company's Board of Directors to hold office for the ensuing three years:

                  Nominee              In Favor           Withheld

              Ralph E. Crump          10,675,686          488,577

              Charles W. Palmer       10,681,701          482,562


         The Company's Articles of Incorporation were amended by the following vote to grant the Company the authority to issue fifty million five hundred thousand (50,500,000) total shares of all classes, of which fifty million (50,000,000) shall be common shares, par value $0.01 per share and five hundred thousand (500,000) shall be preferred shares, par value $1 per share:

              For:                    9,864,427
              Against:                1,269,397
              Abstain:                   30,439
              Broker Non-votes:               0

Item 5.  OTHER INFORMATION

         The Company announced in December 1995 the execution of an agreement in principle to merge with Desalination Systems, Inc. (DESAL) in a stock transaction. The transaction was completed subsequent to June 30, 1996. The transaction was structured as a tax-free exchange of common shares to be accounted for as a "pooling-of-interests." Pro Forma Financial Statements as if the transaction had been completed on June 30, 1996 are presented below.

                             OSMONICS, INC.
                     PRO FORMA STATEMENTS OF INCOME
                  (In Thousands Except Per Share Data)


                         Three Months Ended        Six Months Ended
                               June 30,                 June 30,

                          1996        1995          1996       1995


Sales                    $36,727     $31,422       $75,778    $62,834

Cost of sales             21,502      17,619        44,529     35,331

Gross profit              15,225      13,803        31,249     27,503

Less:

  Selling, general
  and administrative       8,560       7,711        16,893     15,320

  Research, development
  and engineering          2,676       2,416         5,180      4,655

Income from operations     3,989       3,676         9,176      7,528

Other income                 459         335           615        726

Income before income
 taxes                     4,448       4,011         9,791      8,254

Income taxes               1,387       1,190         3,095      2,507

Net income               $ 3,061     $ 2,821       $ 6,696    $ 5,747

Net income per common
 share                   $  0.21     $  0.20       $  0.46    $  0.40

Average common shares
 outstanding              14,483      14,399        14,462     14,338

                             OSMONICS, INC.
                        PRO FORMA BALANCE SHEETS
                    (In Thousands Except Share Data)

                                            June 30,      December 31,
                                              1996           1995

ASSETS

Current assets
  Cash and cash equivalents                 $  2,524        $  4,524
  Marketable securities                       20,907          26,307
  Trade accounts receivable, net              24,036          23,552
  Inventories                                 32,253          28,973
  Deferred tax assets                          3,972           4,186
  Other current assets                         1,706           2,181
    Total current assets                      85,398          89,723
  Property and equipment, at cost             81,928          73,087
  Less accumulated depreciation and
    amortization                             (32,416)        (30,598)
  Property and equipment, net                 49,512          42,489
Other assets                                  11,974          12,439
        Total Assets                        $146,884        $144,651

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                          $ 12,268        $  13,958
  Notes payable and current portion
    of long-term debt                          4,527            3,811
  Reserve for discontinued operations          1,957            1,957
  Other accrued liabilities                   12,291           14,330
    Total current liabilities                 31,043           34,056

Long-term debt                                20,829           20,919
Deferred income taxes                          4,488            4,954
Other liabilities                                226              450
Shareholders' equity
  Common stock, $0.01 par value                  142              142
  Capital in excess of par value              22,443           21,803
  Retained earnings                           64,957           58,314
  Unrealized gain on marketable securities     2,656            3,694
  Foreign currency translation adjustments       100              319
   Total shareholders' equity                 90,298           84,272
      Total Liabilities and
        Shareholders' Equity                $146,884         $144,651


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  None

         (b) During the quarter ended June 30, 1996, the Registrant did not file a Form 8-K report.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Dated:  August 14, 1996




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