Form 10-Q
period 1996-09-30
OSMONICS INC
filed 1996-10-28
CIK 75049

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549



                                           FORM 10-Q

                        Quarterly Report Pursuant to Section 13 or 15 (d)
                            of the Securities Exchange Act of 1934
                             For Quarter Ended September 30, 1996

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

                               Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At
October 22, 1996, 14,184,091 shares of the issuer's Common Stock,
$0.01 par value, were outstanding.

<P1>
                                        OSMONICS, INC.

                                             INDEX




PART I.  FINANCIAL INFORMATION                                      PAGE

     ITEM I.  FINANCIAL STATEMENTS

              Consolidated Statements of Income -  . . . . . . . .     2
              For the Three and Nine Month Periods
                  Ended September 30, 1996 and 1995

              Consolidated Balance Sheets -  . . . . . . . . . . .     3
              September 30, 1996 and December 31, 1995

              Consolidated Statements of Cash Flows  . . . . . . .     4
              For the Nine Months Ended
              September 30, 1996 and 1995

              Notes to Consolidated Financial Statements . . . . .     5

     ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  . . . . . .   6-9
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

        ITEM 5. OTHER INFORMATION  . . . . . . . . . . . . . . . . 10-32

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . .    33


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . .      34

<P2>
ITEM I - FINANCIAL STATEMENTS

                                        OSMONICS, INC.

                               CONSOLIDATED STATEMENTS OF INCOME
                             (In Thousands Except Per Share Data)


                                   Three Months Ended             Nine Months Ended
                                      September 30,                 September 30,

                                     1996            1995           1996            1995
Sales                                $39,493         $31,995       $115,271         $94,829

Cost of sales                         23,247          18,533         67,776          53,864

Gross profit                          16,246          13,462         47,495          40,965
Less:

    Selling, general and
    administrative                     8,771           7,504         25,664          22,824

    Research, development
    and engineering                    2,750           2,446          7,930           7,101

Income from operations                 4,725           3,512         13,901          11,040

Other income                             297             502            912           1,228

Income before income
 taxes                                 5,022           4,014         14,813          12,268

Income taxes                           1,708           1,301          4,803           3,808

Net income                           $ 3,314         $ 2,713       $ 10,010         $ 8,460

Net income per common
 share                               $  0.23         $  0.19       $  0.69          $  0.59

Average common shares
 outstanding                          14,470          14,371         14,442          14,274

<P3>

                                        OSMONICS, INC.
                                  CONSOLIDATED BALANCE SHEETS
                               (In Thousands Except Share Data)

                                                         September 30,  December 31,
                                                               1996          1995

ASSETS

Current assets
  Cash and cash equivalents                                 $  2,344             $  4,729
  Marketable securities                                       21,237               26,307
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $967 in 1996, and $1,177 in 1995                          24,789               23,552
  Inventories                                                 32,639               28,973
  Deferred tax assets                                          3,907                4,271
  Other current assets                                         3,638                2,181

    Total current assets                                      88,554               90,013
Property and equipment, at cost
  Land and land improvements                                   4,457                4,558
  Building                                                    26,793               18,928
  Machinery and equipment                                     43,913               41,592
  Construction in progress                                     7,724                8,009
                                                              82,887               73,087

  Less accumulated depreciation and
    amortization                                             (33,506)             (30,598)
                                                              49,381               42,489
Other assets                                                  10,814               12,181

                                                            $148,749             $144,683

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                          $ 10,815             $ 13,957
  Notes payable and current portion
    of long-term debt                                          6,454                3,811
  Reserve for discontinued operations                          1,957                1,957
  Other accrued liabilities                                   13,358               14,330

    Total current liabilities                                 32,584               34,055

Long-term debt                                                16,205               20,919
Deferred compensation and other liabilities                      224                  450
Deferred income taxes                                          4,840                4,986
Shareholders' equity
  Common stock, $0.01 par value
    Authorized -- 50,000,000
    Issued -- 1996: 14,184,091 and
              1995: 14,086,007 shares                            142                  141
  Capital in excess of par value                              22,966               21,805
  Retained earnings                                           68,324               58,314
  Unrealized gain on marketable securities                     3,387                3,694
  Foreign currency translation adjustments                        77                  319
   Total shareholders' equity                                 94,896               84,273

                                                            $148,749             $144,683

<P4>

                                         OSMONICS,INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In Thousands)

                                                                   Nine Months Ended
                                                                   September 30,


                                                                  1996               1995
Cash flows from:

Operations:
   Net income                                                   $ 10,010            $ 8,460
   Non-cash items included in net income:
     Depreciation and amortization                                 3,672              2,992
     Gain on sale of investments                                  (1,328)              (702)
     Gain on sale of land                                           (640)                 -
   Deferred income taxes                                             366                117
   Accounts receivable                                            (1,237)            (2,758)
   Inventories and other current assets                           (5,123)            (3,376)
   Accounts payable and accrued liabilities                       (4,340)             1,478

   Net cash provided by operations                                 1,380              6,211

Investing activities:
   Purchase of investments                                          (608)            (4,012)
   Sale of investments                                             6,311              6,374
   Purchase of property and equipment                            (12,167)           (15,327)
   Sale of property and equipment                                  2,398                  -
   Other                                                            (841)                (5)

   Cash provided (used) in investing
     activities                                                   (4,907)           (12,970)

Financing activities:
   Notes payable and current debt                                      -             14,956
   Reduction of debt                                              (2,071)            (7,170)
   Issuance of common stock                                        1,162                548
   Application of restricted cash to
     property and equipment                                        2,034                  -

   Net cash provided (used) in financing
     activities                                                    1,125              8,334

   Effect of exchange rates on cash                                   17                (89)

(Decrease)/increase in cash and
  cash equivalents                                                (2,385)             1,486
Cash and cash equivalents -
   beginning of year                                               4,729              9,705
Cash and cash equivalents -
   end of quarter
                                                                 $ 2,344            $11,191

<P5>
                                       OSMONICS, INC.

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

Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year 1996.

These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1995.

<P6>
ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes incorporated by reference in this Prospectus and the other financial information.

Results of Operations:

In July 1996, the Company acquired Desalination Systems, Inc. ("Desal") in a transaction accounted for as a pooling of interests. Accordingly, the historical consolidated financial data for all periods presented here have been restated to include the operations of Desal.

The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated.

                                Three Months Ended              Nine Months Ended
                                   September 30                    September 30

                                   1995          1996            1995          1996
Net Sales                          100.0%        100.0%          100.0%        100.0%

Cost of Goods Sold                  57.9          58.9            56.8          58.8

Gross Profit                        42.1          41.1            43.2          41.2

SG&A                                23.5          22.2            24.1          22.3

RD&E                                 7.6           7.0             7.5           6.9

Operating Profit                    11.0          11.9            11.6          12.0

Other Income                         1.6           0.8             1.3           0.8

Income Taxes                         4.1           4.3             4.0           4.2

Net Income                           8.5           8.4             8.9           8.6


Comparison of Three Months Ended September 30, 1996, and Three Months Ended September 30, 1995.

Sales for the quarter ended September 30, 1996, of $39,493 increased 23% over sales for the third quarter of 1995. The increase was in both capital and replaceable products. The sales growth reflects the Company's recent and continued investment in expanded sales efforts, and the general strength of the economy.

Gross Margin for the third quarter of 1996 was 41.1% versus 42.1% in the corresponding period of 1995. The lower gross margin was primarily due to a less favorable product mix, as well as some raw material cost increases and more aggressive pricing.

<P7>
Operating Expenses decreased from 31.1% of sales in the third quarter of 1995 to 29.2% in the third quarter of 1996. The decrease in operating expense is primarily attributable to improved operating efficiency realized in the integration of the Company's recent acquisitions.

Other Income decreased by $0.2 million from the third quarter of 1995 to the third quarter of 1996. The decrease is due to lower interest income and higher acquisition-related expense.

Net Income for the quarter ended September 30, 1996, was $3,314, up 22.2% from $2,713 in the corresponding quarter last year. Net income per common share for the quarter increased to $0.23 from $0.19 in the prior year.

Comparison of Nine Months Ended September 30, 1996, and Nine Months Ended September 30, 1995

Net Sales for the nine months ended September 30, 1996, increased $20.4 million or 21.6% to $115.3 million as compared to net sales of $94.8 million for the nine months ended September 30, 1995. The sales increase was realized across nearly all product lines, and for both domestic and international markets.

Gross Profit increased $6.5 million or 15.9% to $47.5 million in the nine months ended September 30, 1996, compared to $41.0 million in the nine months ended September 30, 1995. As a percentage of net sales, gross profit decreased to 41.2% from 43.2%. The reduction in gross profit was due to a less favorable sales mix, more aggressive pricing in certain product lines, and some effect of higher material costs. Sales in 1996 included some order backlog acquired from Western Filter in October 1995, which was at lower gross margins than other of the Company's products.

Selling, General and Administrative Expenses increased $2.8 million or 12.4% to $25.7 million in the nine months ended September 30, 1996, compared to $22.8 million in the nine months ended September 30, 1995. As a percentage of sales, SG&A expense decreased to 22.3% from 24.1%, primarily reflecting improved productivity of both sales and administrative personnel.

Research, Development and Engineering Expenses increased $0.8 million to $7.9 million in the nine months ended September 30, 1996, from $7.1 million in the nine months ended September 30, 1995. As a percentage of sales, these expenses were 6.9% of sales in the nine months ended September 30, 1996, compared to 7.5% in the nine months ended September 30, 1995. The Company believes the current level of funding is adequate to support its product development program.

The effective tax rate for each of the nine months ended September 30, 1996 and 1995 were 32.4% and 31.0%, respectively. The increase in the tax rate is primarily due to the reduced availability of tax loss carryforwards and credits from Autotrol and its subsidiaries.

<P8>
Net Earnings increased $1.6 million or 18.3% to $10.0 million or $0.69 per share for the nine months ended September 30, 1996, compared to $8.5 million or $0.59 per share for the nine months ended September 30, 1995. As a percentage of net sales, net earnings were 8.6% in the nine months ended September 30, 1996, compared to 8.9% in the nine months ended September 30, 1995.

Liquidity and Capital Resources

At September 30, 1996, the Company had cash and marketable securities of $23.6 million as compared to $31.0 million at December 31, 1995. The reduction in cash and marketable securities was primarily the result of investments of $12.2 million in facilities and equipment during the first nine months of 1996.

Cash provided by operating activities was $1.4 million, $8.4 million, and $10.1 million for the nine month period ended September 30, 1996, and the years ending December 31, 1995 and 1994 respectively. The decrease in cash provided by operating activities in 1996 and 1995 was principally due to increased working capital requirements to support the Company's sales growth. The current ratio was 2.7 at September 30, 1996, compared to 2.6 at year-end 1995.

Capital expenditures for the nine months ended September 30, 1996, and the years ending December 31, 1995, and 1994 were $12.2 million, $20.8 million, $4.2 million, respectively. During 1995, the Company purchased its previously leased Milwaukee facility for $3.1 million and invested $4.6 million in the expansion of its Minnetonka facility. For the year ending December 31, 1996, capital expenditures are expected to be $15.0 million. The level of capital expenditures in 1997 is expected to be less than the levels of 1996 and 1995.

The Company has negotiated a new $7 million unsecured revolving line of credit for working capital needs. The revolving line of credit is for two years with an annual interest rate of LIBOR plus 50 basis points. This revolving line of credit replaces a $1 million line of credit. At September 30, 1996, the Company had $6.7 million available under the revolving line of credit.

The Company's operating cash requirements consist principally of working capital requirements, capital expenditures and scheduled payments of principal on outstanding indebtedness. The Company believes that its cash and marketable securities, cash flow from operating activities and borrowings under its bank facility will be adequate to meet the Company's liquidity and capital investment requirements in the foreseeable future.

<P9>
Private Securities Litigation Reform Act

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

<P10>
                                        OSMONICS, INC.

                                            PART II

                                       OTHER INFORMATION

Item 5.     Other Information

            On July 24, 1996, the Registrant acquired Desalination Systems, Inc. ("Desal") in a transaction accounted for as a pooling-of-interests. The following information has been restated for all periods presented to give effect to the acquisition as though the companies had operated together from the beginning of the earliest period presented.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Osmonics, Inc.
Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Osmonics, Inc. and subsidiaries (the Company) as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifigant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Osmonics, Inc. and subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therin.

As discussed in Note 4 to the financial statements, in 1994 the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

/s/ Deloitte & Touche LLP
    Deloitte & Touche LLP

    Minneapolis, Minnesota
    October 22, 1996

<P11>

                                        OSMONICS, INC.
                               CONSOLIDATED STATEMENTS OF INCOME


                               (In thousands, except share data)


                                                         Year ended December 31,
                                                1995                1994              1993
Sales                                         $130,783            $112,908          $108,212

Cost of sales                                   74,670              62,503            59,885

Gross profit                                    56,113              50,405            48,327

Operating expenses:

   Selling, general and administrative          31,377              27,967            26,831
   Research, development and engineering         9,399               8,989             8,322
   Embezzlement recovery  (Note 3)                   -                   -              (562)
   Merger and transition expense                     -                   -             1,644
                                                40,776              36,956            36,235
Income from operations                          15,337              13,449            12,092

Other income (expense), net (Note 4):

   Interest income                               1,649               1,543             1,279
   Interest expense                             (1,565)               (878)           (1,017)
   Other                                         1,412                 148               476
                                                 1,496                 813               738
Income before income taxes                      16,833              14,262            12,830

Income taxes (Note 11)                           4,954               3,808             3,536

Net income                                    $ 11,879             $10,454           $ 9,294


Net income per common and                      $   0.83            $  0.74           $  0.66
   common equivalent share

Weighted average number of common and       14,365,000          14,206,000        14,075,000
   common equivalent shares outstanding


<P12>

                                        OSMONICS, INC.
                                  CONSOLIDATED BALANCE SHEETS
                               (In thousands, except share data)
                                                          December 31,
                                                     1995             1994
ASSETS
Current assets
   Cash and cash equivalents                           4,729           $  9,705
   Marketable securities (Note 4)                     26,307             27,623
   Trade accounts receivable, net of allowance for doubtful
    accounts of $1,177 in 1995 and $1,329 in 1994     23,552             18,324
   Inventories (Note 5)                               28,973             21,743
   Deferred tax assets (Note 12)                       4,271              3,685
   Other current assets                                2,181              1,483
    Total current assets                              90,013             82,563
Property and equipment, at cost
   Land and land improvements                          4,558              1,951
   Buildings                                          18,928             13,093
   Machinery and equipment                            41,592             36,886
   Construction in progress                            8,009                818
                                                      73,087             52,748
   Less accumulated depreciation and amortization    (30,598)           (27,933)
                                                      42,489             24,815
Cash restricted for purchase and
   construction of equipment (Note 6)                  2,034                  -
Goodwill, net of accumulated amortization of
   $289 in 1995 and $170 in 1994                       7,655              1,695
Other assets, net of accumulated amortization of intangible
   assets of $230 in 1995 and $145 in 1994             2,492              1,642
    Total assets                                    $144,683           $110,715
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                 $ 13,957           $  7,319
   Line of credit advances (Note 8)                    1,619              1,312
   Notes payable and current portion of
    long-term debt (Note 9)                            2,192                961
   Accrued compensation and employee benefits          4,231              4,860
   Reserve for discontinued operations                 1,957              2,088
   Other accrued liabilities (Note 7)                 10,099              7,311
    Total current liabilities                         34,055             23,851
Long-term debt (Note 9)                               20,919             14,475
Deferred income taxes (Note 12)                        4,986              2,774
Other liabilities                                        450                689
Commitments and contingencies (Note 14)                    -                  -
Shareholders' equity
   Common stock, $0.01 par value
    Authorized -- 50,000,000
    Issued -- 1995: 14,086,007 and 1994: 13,999,457      141                140
   Capital in excess of par value                     21,805             21,045
   Retained earnings                                  58,314             46,525
   Unrealized gain on marketable securities (Note 4)   3,694              1,038
   Cumulative effect of foreign currency
    translation adjustments                              319                178
    Total shareholders' equity                        84,273             68,926
    Total liabilities and shareholders' equity      $144,683           $110,715


<P13>

                                        OSMONICS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands)
                                                         Year ended December 31,
                                                     1995           1994          1993
Cash flows from operations:
  Net income                                       $11,879        $10,454       $ 9,294
  Non-cash items included in net income:
    Depreciation and amortization                    3,795          3,523         3,449
    Deferred income taxes                              (71)          (231)          112
    Gain on sale of land and investments              (810)             -          (484)
  Changes in assets and liabilities
    (net of business acquisitions)
    Reserve for VAT tax                                  -         (1,605)       (1,030)
    Accounts receivable                             (4,494)        (1,902)         (518)
    Inventories                                     (6,517)        (2,617)        2,778
    Other current assets                              (727)         1,479          (287)
    Accounts payable and accrued liabilities         5,798          1,074           289
    Reserve for deferred compensation                 (432)            78            72
    Reserves for losses of discontinued operations        -            -           (471)
       Net cash provided (used) by operations        8,421         10,097        13,204

Cash flows from investing activities:
  Business acquisitions (net of cash acquired)      (5,380)          (673)            -
  Purchase of investments                           (6,633)       (17,467)      (15,253)
  Maturities and sales of investments               13,228         11,225         8,680
  Purchase of property and equipment               (20,818)        (4,212)       (4,074)
  Proceeds from sale of subsidiary                       -              -           798
  Other                                               (367)           367          (111)
       Net cash provided (used) for investing
       activities                                  (19,970)       (10,760)       (9,960)

Cash flows from financing activities:
  Notes payable and current debt                    13,928          1,674           784
  Reduction of long-term debt                       (5,898)        (1,365)         (833)
  Cash restricted for purchase and construction
  of equipment                                      (2,034)             -             -
  Issuance of common stock                             761            680           295
  Re-acquisition and retirement of common stock          -              -          (893)
  Dividends paid by a pooled company                   (90)          (180)         (240)
       Net cash provided (used) in financing
       activities                                     6,667           809          (887)

Effect of exchange rate changes on cash                (94)          (444)          143
Increase (decrease) in cash and cash equivalents    (4,976)          (298)        2,500
Cash and cash equivalents - beginning of year        9,705         10,003         7,503
Cash and cash equivalents - end of year            $ 4,729        $ 9,705       $10,003

<P14>

                                        OSMONICS, INC.
              RESTATED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               (In thousands, except share data)
                                                                        Unrealized
                                                  Capital in            Gain on    Cumulative
                                  Common Stock    Excess of   Retained  Marketable Translation
                                Shares    Amount  Par Value   Earnings  Securities Adjustment

Balance, January 1, 1993 as
   previously reported      12,607,707    $126    $20,026    $23,558     $    -        $133

Restatement for pooling of
   interests                 1,368,665      14         50      4,526


Balance, January 1, 1993
   as restated              13,976,372     140     20,076     28,084          0         133
  Net income                                                   9,294
  Translation adjustment                                                                 37
  Dividend of pooled company                                    (240)
  Employee stock purchase
    plan                        29,766                295
  Re-acquisition and retirement
    of common shares of pooled
    company                    (70,249)     (1)        (5)      (887)

Balance - December 31, 1993
   as restated              13,935,889     139     20,366     36,251          0         170
  Net income                                                  10,454
  Translation adjustment                                                                  8
  Unrealized gain on
    marketable securities                                                 1,038
  Dividend of pooled company                                    (180)
  Business combinations          7,000                102
  Employee stock purchase
    plans                       56,568       1        577

Balance - December 31, 1994
   as restated              13,999,457     140     21,045     46,525      1,038         178
  Net income                                                  11,879
  Translation adjustment                                                                141
  Unrealized gain on
    marketable securities                                                 2,656
  Dividend of pooled company                                     (90)
  Employee stock purchase
    plans                       86,550      1         760

Balance - December 31, 1995 14,086,007    $141    $21,805    $58,314     $3,694        $319
   as restated

<P15>

                                  SELECTED FINANCIAL DATA
                           (In thousands, except per share amounts)


INCOME DATA:
                                             Year ended December 31,

                              1995         1994       1993         1992        1991
Sales                      $130,783     $112,908    $108,212     $99,992     $90,242

Income from continuing
  operations                 11,879       10,454       9,294       4,482       6,174

Income from continuing
  operations per share        $0.83        $0.74       $0.66       $0.32       $0.44

Average shares
  outstanding                14,365       14,206      14,075      14,036      13,926



BALANCE SHEET DATA:

Total assets               $144,683     $110,715     $96,812     $89,730     $87,708

Long-term debt               20,919       14,475      14,532      14,705      15,940

<P16>

                                     QUARTERLY INCOME DATA
                           (In thousands, except per share amounts)

Quarterly Income Data - 1995

                                                 Quarter Ended

                           March 31      June 30     September 30    December 31
Sales                       $31,412      $31,422        $31,995         $35,954

Gross profit                 13,700       13,803         13,462          15,148

Net income                    2,926        2,821          2,713           3,419

Net income per share          $0.20        $0.20          $0.19           $0.24

Quarterly Income Data - 1994

                                              Quarter Ended

                           March 31      June 30     September 30    December 31
Sales                       $27,252      $29,293        $27,581         $28,782

Gross profit                 12,077       12,853         12,181          13,294

Net income                    2,435        2,647          2,468           2,904

Net income per share          $0.17        $0.19          $0.17           $0.21

<P17>
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies

     The Company is a manufacturer and marketer of high technology water purification, fluid filtration, fluid separation, and fluid transfer equipment, as well as the replaceable components used in purification, filtration, and separation equipment. These products are used by a broad range of industrial, commercial and institutional customers.

     The consolidated financial statements include the accounts of Osmonics, Inc. and its wholly and majority owned subsidiaries (the Company). Significant intercompany accounts and transactions have been eliminated.

     Sales are recorded when the product is shipped.

     The estimated fair value for cash and cash equivalents, trade accounts receivable, accounts payable, notes payable, and long-term debt approximates carrying value due to the relatively short-term nature of the instruments and/or due to the short-term floating interest rates on the borrowing. The estimated fair value of notes receivable approximates the net carrying value, as management believes the respective interest rates are commensurate with the credit, interest rate, and prepayment risks involved.

     The Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Inventories are stated at lower of cost (FIFO method) or market for all operations except the Autotrol subsidiary domestic operations which have historically valued inventory on the LIFO method.

     Depreciation and amortization of property and equipment are provided on the straight-line method over estimated lives of 3 to 40 years.

     Deferred income taxes have been provided for income and expenses which are recognized in different accounting periods for financial reporting purposes than for income tax purposes.

     The Company accrues for the estimated cost of warranty and start-up obligations at the time revenue is recognized.

     The excess of cost over the fair market value of assets acquired in acquisitions is amortized over not more than 40 years, with the majority at 30 years. The carrying values of these intangibles are reviewed quarterly based on the sales and profitability of the acquired assets. Other intangibles are carried at cost and amortized using the straight-line method over their estimated lives of 5 to 17 years.

<P18>
     Net income per common and common equivalent share is based on the weighted average number of shares outstanding during each year and, when applicable, those outstanding options that are dilutive. Fully diluted earnings per share did not differ significantly from primary earnings per share in any period presented.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period.
     Actual results could differ from those estimates.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." The Company will evaluate adoption of SFAS 123 in 1996.

     Certain reclassifications have been made to prior year amounts to conform with current year presentation.

2.   Business Acquisitions

     On July 24, 1996, Desalination Systems, Inc. (DSI) merged with the Company through an exchange of 144.070 shares of the Company's common stock for each share of Class A common stock of DSI and
     157.107 shares of the Company's common stock for each share of pooling-of-interests. DSI's principal business is the manufacture of membrane used for reverse osmosis, nanofiltration, ultrafiltration, and microfiltration.

     The historical financial statements of the Company have been restated to give effect to the acquisition as though the companies had operated together from the beginning of the earliest period presented.

     Separate results of operations of the combined entities for the years ended December 31, 1995, 1994, and 1993 were as follows:

                                                  1995           1994           1993
     Sales:
         Osmonics
         (as previously reported)               $111,610       $96,180         $89,043
         DSI                                      20,348        17,610          19,721
         Eliminations                             (1,175)         (882)           (552)
            Combined                            $130,783      $112,908        $108,212

     Net income:
         Osmonics
         (as previously reported)                $11,212       $ 9,955         $ 7,895
         DSI                                         667           499           1,399
            Combined                             $11,879       $10,454          $ 9,294

<P19>
     The eliminations represent sales between the combined entities prior to the combination. The sales elimination had no significant effect on net income in the years presented.

     On October 4, 1995, the Company acquired the assets and operations of Western Filter Co., Denver, Colorado. The purchase price was approximately $7,000 and included $5,780 of intangible assets. Western Filter products will be sold through the existing Osmonics distribution channels, offering a more complete line of water and waste water treatment options. Revenues of Western Filter were less than $10,000 in 1994 and 1995. The purchase method of accounting was used.

     On November 18, 1994, the Company acquired the assets of Lakewood Instruments, Inc. The Company also obtained noncompetition agreements from two previous Lakewood directors. The purchase method of accounting was used.

     On January 1, 1994, the Company acquired the 18% minority shareholder interest of its majority-owned subsidiary, Poretics. The Company owns 100% of Poretics' shares after the transaction. The purchase method of accounting was used.

     These acquisitions had no significant pro forma effect on the Company's sales, net income, or net income per share in 1995 or 1994.

     On October 15, 1993, Autotrol Corporation (Autotrol) merged with Osmonics through an exchange of 0.77 of a share of Osmonics common stock for each share of Autotrol common stock. The exchange ratio and share amounts, when revised to reflect Osmonics' 3-for-2 stock split on March 21, 1994, equate to an exchange of 1.155 shares of Osmonics common stock for each of the 3.0 million shares of Autotrol common stock. The transaction was accounted for as a pooling-of-interests. Autotrol's principal business is the manufacture and marketing of controls, valves and measuring devices related to water conditioning.

     The historical financial statements of the Company have been restated to give effect to the Autotrol acquisition as though the companies had operated together from the beginning of the earliest period presented. Before pooling, results for the first nine months of 1993 for Osmonics were net sales of $41,213 and net income of $3,678, and for Autotrol were sales of $25,272 and net income of $2,076.

3.   Embezzlement

     In February 1993, Autotrol, prior to acquisition by Osmonics, discovered that a former employee of its French subsidiary had been embezzling funds for several years. The funds were embezzled through the issuing of fraudulent checks by the former employee and the falsifying of value added tax (VAT) returns and diverting the funds received from the French government.

<P20>
     Autotrol's investigation of the embezzlement revealed that approximately $4,750 was embezzled from 1988 to 1992. The prior years' financial statements reflect embezzlement losses in the year the embezzlement initially occurred. The Company had net recoveries of $562 in 1993 from insurance and reductions in VAT payable.

4.  Marketable Securities

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," which requires the Company to report certain marketable securities at fair market value. The Company considers all of its marketable securities available-for-sale. Marketable securities at December 31, 1995 consisted of the following:

                                                                                        Fair
                                           Amortized    Unrealized     Unrealized      Market
                                            Cost          Gain           (Loss)        Value
     U.S. government securities
         0-5 year maturity                 $ 4,784      $   60         $ (23)         $ 4,821
         6 year or greater maturity            648          24             -              672

     Municipal bonds
         0-5 year maturity                   2,320         112             -            2,432
         6 year or greater maturity          4,777         211             -            4,988

     Corporate debt securities and other
         0-5 year maturity                   1,505          24           (43)           1,486
         6 year or greater maturity            699          16             -              715

     Equity securities                       5,616       5,681          (104)          11,193

     Total before tax effect               $20,349       6,128          (170)         $26,307

     Deferred tax effect of
         unrealized (gain) loss                         (2,329)           65

     Unrealized gain (loss) on marketable
         securities                                     $3,799         $(105)

<P21>

     Marketable securities at December 31, 1994 consisted of the following:
                                                                                       Fair
                                          Amortized    Unrealized     Unrealized      Market
                                            Cost          Gain           (Loss)        Value
     U.S. government securities
         0-5 year maturity                 $ 6,479      $     -        $  (318)       $ 6,161
         6 year or greater maturity          1,748            -           (101)         1,647

     Municipal bonds
         0-5 year maturity                   1,977          100              -          2,077
         6 year or greater maturity          6,348           28           (374)         6,002

     Corporate debt securities and other
         0-5 year maturity                   3,764           15              -          3,779
         6 year or greater maturity            599            -            (44)           555

     Equity securities                       5,104        2,319            (21)         7,402

     Total before tax effect               $26,019        2,462           (858)       $27,623

     Deferred tax effect of
         unrealized (gain) loss                           (869)            303

     Unrealized gain (loss) on marketable
         securities                                     $1,593         $  (555)

     Market values are based on quoted market prices.

     In 1995, proceeds from sales of available-for-sale securities were $7,037. The net gain on these sales was $919, determined on the specific identification method.

     In 1994, proceeds from sales of available-for-sale securities were $2,846. There were no material gross realized gains or losses on these sales, as determined on the specific identification method.

5.   Inventories

     Inventories consist of the following:

                                            December 31,
                                       1995            1994

     Finished goods                   $ 4,979         $ 3,409

     Work in process                    7,759           5,946

     Raw materials                     16,884          13,037

                                       29,622          22,392
     Less adjustment to reduce
         inventories of $4,728 and $3,475
         to last-in, first-out method
         (See Note 1)                    (649)           (649)

                                      $28,973         $21,743

<P22>
6.   Cash Restricted for Purchase and Construction of Equipment

     Cash restricted for purchase and construction of equipment at December 31, 1995 represents proceeds received from the issuer of Industrial Development Revenue Bonds (see Note 8) restricted to use in the purchase and construction of property and equipment used in the Company's operations.

7.   Other Accrued Liabilities

     Other accrued liabilities consist of the following:

                                                        December 31,
                                                    1995            1994

     Warranty and start-up                         $1,868          $1,981

     Professional fees and other accruals           4,252           2,395

     Customer deposits                              2,258           1,074

     Accrued property taxes, income
       taxes and other taxes                        1,721           1,861

                                                  $10,099          $7,311

8.   Line of Credit

     Prior to the merger with the Company, DSI had an available bank line of credit which provided for borrowings up to $4,000. Advances under the line were repaid after the merger and the line has been terminated. Advances under the line bore interest at 25 b.p. over the bank's prime rate (the bank's prime rate was 8.5% at December 31, 1995). Advances under the line were collateralized by trade receivables, inventories and equipment of DSI. Under the terms of the agreement, DSI was required to maintain certain minimum financial ratios and a minimum amount of working capital and tangible net worth. At December 31, 1995 and 1994 DSI had outstanding borrowings under the line of $1,619 and $1,312, respectively.

9.   Debt

     Long-term debt is as follows:
                                                           December 31,
                                                       1995            1994

     Promissory Notes; interest payable
         quarterly at the three month LIBOR
         rate plus 80 b.p.; due 1996 through
         2001.  The interest rate on
         December 31, 1995 was 6.64%.                 $10,000         $10,000

<P23>

                                                           December 31,
                                                       1995            1994
     Industrial development revenue bonds,
         (IDB's) secured by a bank letter of credit
         under which all assets of the Company
         have been pledged as collateral,
         principal due in varying annual
         payments over 30 years, interest
         payable monthly at a variable rate
         determined periodically by the bond
         remarketing agent (5.45% at
         December 31, 1995).                            8,550               -

     Industrial revenue bonds (IRB's);
         interest payable at LIBOR plus 45 to
         95 b.p. depending on collateral
         deposited with the lender; due in 1997.
         The interest rate on December 31, 1995
         was 6.29%.                                     2,800           2,800

     Mortgage notes payable to two French
         banks; interest payable monthly at PIBOR
         plus 40 b.p.  The interest rate on
         December 31, 1995 was 5.43%.                     928             993

     Note payable to a bank, collateralized by
         the Company's accounts receivable,
         inventory and equipment, due in monthly
         installments of $18 with interest at
         the bank's prime rate plus 75 b.p.
         (9.5% at December 31, 1995).                     425             642

     Other notes                                          408           1,001

                                                       23,111          15,436

     Less current portion                              (2,192)           (961)
                                                      $20,919         $14,475


     The IRB debt and mortgage notes payable to French banks are collateralized by real and personal property of the Company.

     The aggregate maturities of outstanding long-term debt are:
     1996 - $2,192; 1997 - $4,987; 1998 - $2,159; 1999 - $2,159;
     2000 - $2,250; beyond 2000 - $9,364.

     The interest rate on the IRB's is determined in part by the amount of collateral held by the lender. At December 31, 1995, $2,000 of collateral was held by the lender, resulting in an interest rate of LIBOR plus 45 b.p. The $2,000 of collateral is included in marketable securities.

     The Company has a $1,000 line of credit with a bank, with interest at the bank reference rate (8.5% at December 31, 1995) and which

<P24>
     requires a 5% compensating cash balance. The line of credit was unused at year end and the $50 compensating balance is included in the balance of cash and cash equivalents.

     Subsequent to December 31, 1995, the Company negotiated a new
     $7 million unsecured revolving line of credit for working capital needs. The revolving line of credit is for two years with an annual interest rate of LIBOR plus 50 basis points. This revolving line of credit replaces a $1 million line of credit.

     The promissory notes contain a covenant which limits the payment of dividends to shareholders. At December 31, 1995, approximately $24,742 of retained earnings was restricted under this covenant. In addition, the promissory notes and IRB debt contain certain restrictions related to financial ratios, indebtedness, tangible net worth and capital expenditures.

     Cash payments for interest related to all debts of the Company were $1,409, $865, and $1,029, for 1995, 1994, and 1993, respectively.

10.  Stock Options

     At December 31, 1995, the Company had reserved 86,206 common shares for issuance to key employees under a 1983 stock option plan. Options are issued at a price not less than market value on date of grant and become exercisable over a five-year period, after which they expire. The following is a summary of activity under the 1983 stock option plan. No additional options can be granted under the 1983 plan.

                                                 Year ended December 31,
                                            1995          1994          1993

     Options held by employees
      at December 31                       86,206        121,126       143,850
      Exercise price range on              $ 6.45 to     $ 3.63 to  $3.63 to
       options held at December 31         $13.50        $13.50        $13.50

     Number of options exercised
      during the year                      34,920        22,724        1,875
     Price range of options                $ 3.63 to     $ 3.63 to  $10.16 to
      exercised during the year            $10.16        $10.16        $10.16

     Exercisable options held at
      December 31                          84,330        97,500        83,289
     Exercise price range of               $ 6.45 to     $ 3.63 to  $ 3.63 to
      exercisable options                  $13.50        $13.50        $13.50

     The Company also has reserved 299,313 common shares at December 31, 1995 for issuance to key employees under a 1993 Stock Option Plan. Options are granted at a price not less than market value on the date of the grant and become exercisable over a period of up to ten years, after which they expire. The following is a summary of activity under the 1993 Stock Option Plan.

<P25>
                                                Year ended December 31,
                                           1995          1994          1993

     Options held by employees
      at December 31                       34,163        12,633        2,250
     Exercise price range on               $13.67 to     $13.67 to  $13.67
      options held at December 31          $18.25        $14.50

     Number of options exercised
      during the year                      500           187           0
     Price range of options                $14.38 to     $13.67 to     N/A
      exercised during the year            $14.38        $13.67

     Exercisable options held at
      December 31                          2,463         375           0
     Exercise price range of               $13.67 to     $13.67 to     N/A
      exercisable options                  $14.50        $13.67

     The Company also had a 1985 Employee Stock Purchase Plan. No additional shares may be issued under the 1985 Plan. The following is a summary of shares issued under this plan:

                                                      1985 Plan
                                        1995             1994           1993

     Number of shares                 14,548           34,048         23,380

     Average price per share          $13.58           $12.80         $10.62

     The 1985 Plan was superseded by the 1995 Employee Stock Purchase Plan, approved by the shareholders at the 1995 Annual Meeting and effective June 1, 1995. Employees may purchase common shares of the Company at 85% of market price. In 1995, 22,175 shares were issued under the 1995 Plan at an average price per share of $14.79. At December 31, 1995, 377,825 shares remain unissued in the 1995 Plan.

     Desalination Systems, Inc. (DSI), a pooled company (Note 2), has a stock option plan for which 386,298 equivalent shares of the Company's common stock are reserved. Options issued under the plan vest in varying periods of up to 5 years and expire on various dates through March 2003. The following is a summary of activity under the plan. No additional options can be granted under the DSI plan.

<P26>
                                                Year ended December 31,
                                            1995          1994          1993

     Options held by employees
      at December 31                       371,841       386,248       229,142
     Exercise price range on               $3.18 to      $3.18 to      $3.18 to
      options held at December 31          $6.94         $6.94         $6.94

     Number of options exercised
      during the year                      14,407        -             -
     Price range of options
      exercised during the year            $3.47         -             -

     Exercisable options held at
      December 31                          351,672       354,553       185,921
     Exercise price range of               $3.18 to      $3.18 to      $3.18 to
      exercisable options                  $6.94         $6.94         $6.94

     The Company had 500,000 authorized and unissued shares of preferred stock at December 31, 1995 and 1994.

     In 1993, the Company granted a director an option to purchase 45,000 shares of common stock at an exercise price of $12.33 per share. This option vests over a five-year period.

     In 1995, the Board of Directors adopted a 1995 Director Stock Option Plan. The plan provides that each director of the Company shall automatically receive, as of the date of each Annual Meeting of Shareholders, a non-qualified option to purchase 3,000 shares of the Company's common stock. The options have a ten year term and are exercisable one year after the grant date at an exercise price equal to the fair market value of the shares on the grant date. In 1995, options to purchase 18,000 shares at a price of $17.13 were issued under this plan. No options were exercisable at December 31, 1995.

<P27>
11.  Income taxes

     Income tax expense consists of:

                                               Year ended December 31,
                                         1995           1994          1993
     Current:

        Federal                        $4,219         $3,520        $3,292

        State                             429            370           282

        Foreign                           372            156          (250)

     Deferred:

        Depreciation                      144           (204)         (129)

        Valuation allowance adjustment   (197)             0             0

        Allowance for doubtful
          accounts, start-up, warranty,
          inventory and other accruals    314           (223)           10

        Discontinued operations           228            350           524

        Other                            (555)          (161)         (193)

                                       $4,954         $3,808        $3,536

     Cash payments for income taxes were $5,382, $3,195, and $3,700 for 1995, 1994, and 1993, respectively.

<P28>
     A reconciliation of the income taxes computed at the Federal statutory rate to the Company's income tax expense is as follows:

                                                    Year ended December 31,
                                            1995           1994           1993

     Taxes at federal rate (35% in         $5,892         $4,992         $4,362
        1995 and 1994, and 34% in 1993)

     Increase (decrease) resulting from:

     Valuation allowance adjustment          (471)          (608)          (350)

     State taxes, net of Federal tax
       benefit                                201            231             81

     Foreign Sales Corp. benefit             (248)          (223)          (243)

     Tax credits                             (273)          (312)          (265)

     Tax exempt interest/dividend
        deduction                            (200)          (193)          (176)

     Effect of foreign affiliates with
        different tax rates or net losses     245           (324)          (446)

     Nondeductibility of merger costs           -              -            363

     Other                                   (192)           245            210

                                           $4,954         $3,808         $3,536

     During 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which requires the Company to adjust its deferred tax assets and liabilities to reflect current tax rates. Autotrol Corporation and its subsidiaries adopted SFAS 109 in 1993, prior to the merger of Osmonics, Inc. and Autotrol Corporation. As a result of the adoption of SFAS 109, Autotrol Corp. increased its current deferred tax assets from zero to $4,328 and its long-term deferred tax assets from zero to $14. These increases in deferred tax assets were accompanied by increases in offsetting valuation reserves for the same amounts, thus creating no increase or decrease in income for the year ending December 31, 1993.

     As a result of the merger between Osmonics, Inc., and Autotrol Corp. in 1993, value was created for the deferred tax assets of Autotrol Corp., due to the deductibility of Autotrol expenses on future consolidated tax returns. This increased Autotrol Corp.'s equity value by $2,081 above its previously stated book value prior to the merger. The combination of adopting SFAS 109, and the merger in 1993, resulted in increased tax expense from continuing operations for Autotrol Corporation of $384 for the year ended December 31, 1993.

<P29>
12.  Deferred Tax Assets and Liabilities

     Temporary differences which give rise to Deferred Tax Assets and Liabilities are as follows as of December 31:

                                                     1995            1994
     Current assets:

         Allowance for doubtful
          accounts, start-up, warranty,
          inventory and other accruals              $3,863          $3,699

         Inventory costs capitalized for tax           363             179

         Net operating loss and credit
          carryforwards                                 61             335

         Other                                         (16)             (3)

         Less valuation allowance                        -            (525)

         Total current deferred assets              $4,271          $3,685

     Noncurrent liabilities:

         Depreciation                               $2,641          $2,562

         Unrealized gain on marketable
          securities                                 2,264             566

         Investment in business transferred
          under contractual arrangement               (334)           (306)

         Other                                         415             (48)

         Total non-current deferred
          tax liabilities                           $4,986          $2,774

     The Company had outstanding net operating loss carryforwards and tax credit carryforwards of $61 and $633 at December 31, 1995 and 1994, respectively. The carryforwards will expire in the years of 2008 to 2009.

     The valuation reserve decreased by $527 to $0 during the year ended December 31, 1995. This decrease was due to the use of net operating loss carryforwards and credits during the year, as offsets against taxable income, and to the determination that the remaining deferred tax assets are more likely than not to confer future tax benefits to the Company. The carryforwards outstanding at December 31, 1994 have been fully offset by valuation reserves.

<P30>
13.  Sales and Segment Information

     All continuing operations for which geographic data is presented below are in one principal industry (design, manufacture and marketing of machines, systems, and components used in the processing of fluids).

                                            1995         1994          1993

     Sales to unaffiliated customers from:

        United States                     $116,964     $100,632      $ 96,381
        Foreign operations                  13,819       12,276        11,831

     Transfers from (to) geographic areas:

        United States                        7,936        6,696         7,139
        Foreign operations                  (7,936)      (6,699)       (7,139)

                                          $130,783     $112,908      $108,212

     Pretax income from continuing operations:

        United States                     $ 16,190     $ 12,950      $ 12,311
        Foreign operations                     643        1,312           519

                                          $ 16,833     $ 14,262      $ 12,830

     Identifiable assets:

        United States                     $136,672     $103,184      $ 87,443
        Foreign operations                   8,011        7,531         9,369

                                          $144,683     $110,715      $ 96,812

     NOTE:  Transfers are made at market value.

     Sales by United States operations to unaffiliated customers in foreign geographic areas are as follows:

                                          Year ended December 31,
                                       1995         1994          1993

     Asia/Pacific                    $10,915      $ 8,187       $ 7,403

     Europe                            7,798        7,853         6,044

     Rest of the World                 9,641        7,841         9,478

                                     $28,354      $23,881       $22,925

     Total international sales for the Company were as follows:
     1995 - $42,173; 1994 - $36,157; and 1993 - $34,756.

<P31>
14.  Commitments and Contingencies

     The Company leases facilities for sales, service or manufacturing purposes in Minnesota, Wisconsin, Massachusetts, California, Iowa, Arizona, Switzerland, Hong Kong, Japan, Singapore, Indonesia, and Thailand.

     Future minimum lease payments on all operating leases of $3,715 are as follows: 1996 - $1,254; 1997 - $733; 1998 - $500; 1999 - $281;
     2000 - $256; and beyond 2000 - $727. Rent expense for the past three years was: 1995 - $1,718; 1994 - $1,851; and 1993 - $1,995.

     The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, such litigation and claims will be resolved without a material effect on the Company's financial position or results of operations.

     The Company may be required to make additional payments of up to $2,000 over the period ending December 1998, contingent upon the sales and gross margins of Western Filter Co.

15.  Stock Split

     On February 18, 1994, the Company approved a three-for-two stock split in the form of a 50% stock dividend for shareholders of record March 4, 1994. All share and per share amounts have been restated to reflect the stock split.

16.  Employee Benefit Plans

     The Company has a noncontributory discretionary profit sharing plan covering certain employees meeting age and length of service requirements. The Company contributes annually to the plan an amount established at the discretion of the Board of Directors.

     Total expense recognized by the Company under these plans amounted to $996, $1,077, and $1,115 in 1995, 1994, and 1993, respectively.

<P32>

                                OSMONICS, INC. AND SUBSIDIARIES
                               VALUATION AND QUALIFYING ACCOUNTS
                                        (In thousands)

                         Years Ended December 31, 1995, 1994 and 1993

            Column A                   Column B         Column C          Column D    Column E

                                                        Additions
                                        Balance    Charged    Charged                 Balance
                                          at          to        to                      at
                                       Beginning   Cost and    Other                  End of
          Description                  of Period   Expensed   Accounts   Deductions   Period

Year Ended December 31, 1995:
   Current Operations:
   Allowance for Doubtful Accounts     $1,329      $   80     $109(F3)   $  341(F1)   $1,177
   Warranty and Start-up Reserve       $1,981      $1,406                $1,519(F2)   $1,868

   Discontinued Operations:
   Allowance for Doubtful Accounts     $   46                            $   46(F1)   $    0
   Warranty Reserve                    $1,961                            $    4(F2)   $1,957
   Reserve for Discontinued Operations $  127                            $  127       $    0

Year Ended December 31, 1994:
   Current Operations:
   Allowance for Doubtful Accounts     $1,276      $  134                $   81(F1)   $1,329
   Warranty and Start-up Reserve       $1,996      $1,350                $1,365(F2)   $1,981
   Discontinued Operations:
   Allowance for Doubtful Accounts     $   87                            $   41(F1)   $   46
   Warranty Reserve                    $1,972                            $   10(F2)   $1,961
   Reserve for Discontinued Operations $  240                            $  113       $  127

Year Ended December 31, 1993:
   Current Operations:
   Allowance for Doubtful Accounts     $  803      $  556                $   83(F1)   $1,276
   Warranty and Start-up Reserve       $1,901      $1,257                $1,162(F2)   $1,996

   Discontinued Operations:
   Allowance for Doubtful Accounts     $  149                            $   62(F1)   $   87
   Warranty Reserve                    $2,134                            $  162(F2)   $1,972
   Reserve for Discontinued Operations $  549                            $  309       $  240

<F1>
Uncollectible accounts charged against allowance.
<F2>
Actual warranty claims and start-up costs charged against reserve.
<F3>
Addition due to acquisition.

<P33>
Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibit 23 - Consent of Deloitte & Touche, LLP
                  Exhibit 27 - Financial Data Schedule

            (b) Form 8-K was filed on July 25, 1996, reporting on Items 2 and 7. The 8-K reported on Financial Statements previously reported on the S-3 Registration Statement, File Number 33-05029.

<P34>
                                          SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated:  October 25, 1996









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