Form 10-K
period 1996-12-31
OSMONICS INC
filed 1997-03-28
CIK 75049

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                   __________________________________

                                FORM 10-K

(Mark One)
X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 1996

                                   OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from _________ to ________


Commission File No. 1-12714

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

                  Yes   X                 No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X].
<P2>
      As of March 3, 1997, 14,210,139 Common Shares were outstanding. The aggregate market value of the Common Shares held by non-affiliates of the Registrant on such date (based upon the closing price of such shares on the New York Stock Exchange on March 3, 1997) was $208,715,715.


                   DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 (the "Annual Report to Shareholders"), are incorporated by reference into Parts II and IV. Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1997 (the "Proxy Statement"), and to be filed within 120 days after the Registrant's fiscal year ended December 31, 1996, are incorporated by reference into Part III.
<P3>
                                 PART I

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

      Filtration processes cover a broad spectrum ranging from those which separate discrete molecules and ions to those which separate particles visible to the naked eye. Historically, the Company specialized in products utilizing crossflow filtration processes designed to separate particles in the molecular range. Through acquisitions and internal product developments, the Company now has a full line of filtration products including depth cartridge filters for particle filtration and pleated membrane cartridge filters for microfiltration. The filtration media and membrane is produced primarily from polymers; however, inorganic membranes and filters of metal and ceramic are also manufactured. In addition, the Company manufactures housings to contain the filters. The crossflow filter membrane elements, and the microfilter and depth filter cartridges are replaceable while the housings are a permanent fixture in the fluid processing system.
<P4>
      To provide a complete line of products for the production of pure water, the Company manufactures distillation equipment, both single-effect and more energy efficient multi-effect. In addition, deionization and softening equipment in both laboratory size and large scale is manufactured in multiple locations.

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

      In December 1990, the Company acquired certain assets of the FASTEK Division of Eastman Kodak for the production of reverse osmosis membrane, home reverse osmosis membrane elements, a rolled filter product, and a blown microfiber filter cartridge product. This Syracuse, New York facility and manufacturing equipment provides the Company with added capacity and capability and gives the Company three sites for manufacturing membrane and membrane elements.

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

      In July 1996, the Company acquired Desalination Systems, Inc. ("Desal") through a pooling-of-interests, stock-for-stock transaction. Desal manufactures crossflow filtration membrane and membrane elements.
<P5>
Desal has manufacturing facilities in Vista, California, and markets its products worldwide. Desal's products extend the range of membranes and membrane elements previously offered by the Company. The acquisition also extends the Company's distribution network for such products.

      In February 1997, the Company acquired AquaMatic, Inc. of Rockford, Illinois. AquaMatic, started in 1930, offers a line of specialty valves and controllers for the water conditioning market, which will be sold through existing Osmonics distribution channels.

      The Company focuses the marketing of its products through two sales groups:

   1.  Large equipment and systems.

   2.  Components and product sales.

Both of these sales groups are supported by Application Engineers and market support personnel.

Products

      Membranes and Membrane Elements: The Company markets polymer membranes for crossflow applications sold in replaceable elements. Most membranes are produced in a spiral-wound configuration ranging in diameter from two to twelve inches and in length from twelve to sixty inches.

      Membrane elements are typically replaced every 6 to 60 months, depending upon the severity of the application. The Company manufactures the membrane material and membrane elements used in its own systems, and also manufactures membrane elements for other original equipment manufacturers (OEM's) who include them as component parts in their products.

      The Company's membranes are used in many bioengineering processes such as the production of high fructose corn sugar, enzyme purification, and purification of pharmaceuticals produced by biological processes. Other uses include water purification applications in hemodialysis, semiconductor manufacturing, production of pure water for beverages, production of ultrapure pharmaceutical and boiler feed water, industrial water purification and waste removal for pollution control compliance. In addition, the Company sells its home reverse osmosis (HRO) membrane elements to OEM's who package them into systems for use in homes, offices and retail vending establishments to produce purified drinking water. The Company is registered with the United States Food and Drug Administration for the manufacture and sale of certain membrane elements used in biological preparations.

      Beginning in December 1985, the Company funded the start-up of Poretics Corporation for the development, manufacture, and sale of polycarbonate track-etched membrane and the hardware for use in a variety of laboratory and medical diagnostic applications. The Company also manufactures silver microfiltration membranes and ceramic microfilters used in the laboratory. Use of the silver membrane in normal filtration will neither kill bacteria nor cause them to grow,
<P6>
permitting use of this separation process to count bacteria by collecting them on the membrane. Numerous applications exist for the Company's microfilters because of unique features, including use in air monitoring and in laboratory procedures for cancer and other research.

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

      Distillation Equipment: The Company markets distillation and related water purification equipment used primarily in the laboratory and pharmaceutical industries. Distillation, which involves the
<P7>
condensation of steam from boiling water, was one of the first technologies used to purify water. The Company's distillation product lines range from laboratory stills to elaborate 2000-gallon-per-hour multi-stage purifiers.

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

      The acquisition of Lakewood Instruments brings to the Company a line of analog and digital instrumentation which strengthens and broadens corporate offerings to the chemical water treatment and high purity water industries. Lakewood manufactures conductivity, pH, ORP, chlorine and specific ion sensors, analyzers and controllers, which offer unique synergies with Autotrol's flow-based controls, enabling chemical water treatment companies to offer a comprehensive line of products for cooling tower and boiler water treatment from a single source. Lakewood is also developing new local operating network (LON) communications and data acquisition capabilities, which allow networking multiple sensors to an individual control/display device using standard telephone cable.
<P8>

      Machines and Systems: The crossflow and normal filtration machines manufactured by the Company are comprised of one or more membrane elements, cartridge filters, pumps, valves, controls, transformers, heat exchangers, pipes and a steel frame on which the components are mounted. The size and number of membrane elements and filters can vary greatly. Pumps, pipes and frames of various sizes can be combined and configured to accommodate the membrane elements or filters required for various fluid handling or separation tasks.

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

      The following table shows the percentage of net sales during the past five years attributable to the Company's fluid processing and handling equipment compared to its replaceable components:

         Year Ended                        Replaceable
         December 31      Equipment <F1>    Components <F2>
            1996              49%               51%
            1995              48%               52%
            1994              51%               49%
            1993              49%               51%
            1992              50%               50%

F1
Equipment includes: (i) membrane elements, filter elements, ion exchange resin and filter cartridges sold with machines, (ii) pumps, controls, instruments, valves, fittings, chemicals, and other ancillary equipment sold with systems and (iii) pumps, control valves, instruments and machines sold separately.

F2
Replaceable components include only those membrane elements, coalescer and dielectric elements, cartridges, membranes, filters and other components sold by the Company as replacements for its machines, systems and products, or as replaceable components for products manufactured by others. They do not include those components originally sold as parts of new machines or systems manufactured by the Company. Sales of components and replacement parts provide the Company with a relatively stable and continuing source of revenue.

Sales and Marketing

      The Company markets its custom machines and systems through its direct sales force. The Company's standard products are marketed to a network of independent distributors with the help of Company district managers. These distributors provide worldwide installation service and
<P9>
stocking of a wide range of the Company's standard products. Some sales are made directly to certain of the Company's largest customers and to other manufacturers of filtration equipment and systems.

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

Research and Development

      Research and development activities emphasize product development and applied research, with the goal of developing proprietary products. Such expenditures totaled $10,937,000 in 1996, $9,399,000 in 1995, and
$8,989,000 in 1994. The Company anticipates that research and development expenditures in 1997 will be similar to the 1996 level as a percent of sales.

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

Employees

      As of December 31, 1996, the Company employed 1,402 persons, including 247 holding engineering or technical degrees.

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

      With respect to the Company's membrane and related water treatment equipment business activity, there are a number of companies, including several sizable chemical companies, that manufacture membranes, but not equipment. There are numerous smaller companies, primarily fabricators, that build water treatment and desalination equipment, but which generally do not have their own proprietary membrane technology. A limited number of companies manufacture both membranes and equipment.
<P10>
In ozone and distillation equipment, there are both large and small competitors with no single dominant competitor. In water softener controls and valves, the Company has three primary and numerous secondary competitors. Some competitors sell only controller valves and some sell complete softeners. The Company has numerous competitors in its conventional water treatment and filtration products business activities.

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

Customers

      No one customer accounted for 10 percent or more of the Company's consolidated revenue in 1996, 1995 or 1994.

Backlog

      The dollar amount of the Company's backlog of orders considered to be firm at December 31, 1996, was $27.9 million. The comparable backlog at December 31, 1995, was $20.6 million. The Company expects that nearly all orders included in the backlog at December 31, 1996, will be filled during the 1997 fiscal year. The Company does not believe that its backlog at any time is necessarily indicative of annual sales. The business of the Company is not subject to significant seasonal variations.
<P11>
Governmental Regulation

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

Foreign Operations

      Substantially all of the Company's operations and assets are located in the United States. The Company has sales offices and distribution facilities in France, Thailand, Switzerland, Hong Kong, Japan, Singapore and China. Limited assembly is conducted in Europe and Asia. The profitability of domestic and foreign sales is substantially equal. Sales to Canada are made on the same trade terms as are available to U.S. customers.

      Large export sales are primarily made on the basis of confirmed irrevocable letters of credit or time drafts to selected customers in U.S. dollars. Therefore, the Company believes that problems of currency fluctuation or political and economic stability do not constitute substantial risks. See Note 11 of Notes to Consolidated Financial Statements for a breakdown of the Company's foreign operations and export sales by geographic area.

ITEM 2.  PROPERTIES

      The executive offices and principal manufacturing facilities of the Company are located in Minnetonka, Minnesota, a suburb of Minneapolis.
<P12>
      A summary of the Company's main operating facilities is as follows:


   Location         Status       Size                Function

Minnetonka, MN      Owned    309,600 sq ft      Sales, Manufacturing,
                                                Warehouse

Milwaukee, WI       Owned    103,700 sq ft      Sales, Manufacturing,
                                                Warehouse

Phoenix, AZ         Owned     57,600 sq ft      Sales, Manufacturing,
                                                Warehouse

Vista, CA           Owned    110,000 sq ft      Sales, Manufacturing,
                                                Warehouse

Escondido, CA       Leased    30,000 sq ft      Manufacturing

Rockland, MA        Leased    38,200 sq ft      Sales, Manufacturing,
                                                Warehouse

Syracuse, NY        Owned     48,500 sq ft      Sales, Manufacturing,
                                                Warehouse

Upland, CA          Leased    22,000 sq ft      Sales, Manufacturing,
                                                Warehouse

Denver, CO          Owned     20,700 sq ft      Sales, Manufacturing,
                                                Warehouse

Ft. Lauderdale, FL  Leased    20,000 sq ft      Sales, Warehouse

Livermore, CA       Leased     6,000 sq ft      Sales, Manufacturing,
                                                Warehouse

Emmetsburg, IA      Leased     8,800 sq ft      Manufacturing, Warehouse

Bryan, TX           Owned      2,500 sq ft      Manufacturing, Warehouse

Le Mee, France      Owned     18,300 sq ft      Sales, Manufacturing,
                                                Warehouse

Neuchatel,          Leased     4,000 sq ft      Sales, Warehouse
 Switzerland

Total Owned                  670,900 sq ft

Total Leased                 129,000 sq ft

Total Owned and Leased       799,900 sq ft
<P13>
      Certain debts of the Company are collateralized by real property of the Company.

      The current manufacturing facilities are adequate for intermediate-term operations. In addition, the Company leases space in Thailand, Japan, Hong Kong, Switzerland and Singapore that are used primarily for sales activities.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is currently involved in several lawsuits incidental to its business. Management does not believe that any of the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

      Autotrol's rotating biological contactor assemblies (the "RBC's") were a product which Autotrol discontinued producing and selling in 1982. Currently there are no performance claims pending against the Company with respect to the RBC's, and, as of December 31, 1996, the Company has reserves to cover potential future liability with respect to the RBC's.


                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

      The Company's common stock trades on the New York Stock Exchange under the symbol "OSM".

      Shareholders of record on March 3, 1997 numbered 2,630.  The
Company estimates that an additional 2,500 shareholders own stock held for their account at brokerage firms and financial institutions.

                                 1996                   1995
Quarterly Prices<F1>        High      Low          High      Low
First Quarter              20 3/8    18 1/4       16 5/8    13 1/4
Second Quarter             24 7/8    18 1/2       18 1/4    15 1/2
Third Quarter              22 3/4    18 1/4       17 7/8    15 1/2
Fourth Quarter             22 1/8    18 5/8       21 1/4    16 5/8


F1  Adjusted for splits.


      "Notes to Consolidated Financial Statements," pages 19-23 of the Annual Report to Shareholders, are incorporated herein by reference. As of March 14, 1997 there were 2,650 shareholders of record.

      The Company has not paid cash dividends on its common shares. The Board of Directors currently intends to retain its earnings for the expansion of the Company's business. The Company has issued promissory notes which contain a covenant limiting the payment of dividends to shareholders. At December 31, 1996, approximately $33,583,000 of retained earnings was restricted under this covenant.

ITEM 6.  SELECTED FINANCIAL DATA

      "Selected Financial Data," page 29 of the Annual Report to
Shareholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      "Management's Discussion and Analysis of Financial Condition and Results of Operations," pages 24 and 25 of the Annual Report to Shareholders, is incorporated herein by reference.
<P14>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial information of the Registrant and its subsidiaries, included in the Annual Report to Shareholders, is incorporated herein by reference:

                                                     Page(s)

      Consolidated Statements of Income  . . . . . .   16

      Consolidated Balance Sheets  . . . . . . . . .   17

      Consolidated Statements of Cash Flows  . . . .   18

      Consolidated Statements of Changes in

        Shareholders' Equity   . . . . . . . . . . .   19

      Independent Auditors' Report   . . . . . . . .   24

      Notes to Consolidated Financial Statements . .   19-23

      Quarterly Income Data  . . . . . . . . . . . .   26


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Executive Officers of the Registrant

                                                                 Officer
    Name and Age              Position with Company               Since

D. Dean Spatz (52)         President and Chairman                 1969
                           of the Board

Ruth Carol Spatz (52)      Secretary                              1969

Howard W. Dicke (59)       Vice President Human Resources         1978
                           and Corporate Development,
                           and Treasurer

L. Lee Runzheimer (54)     Chief Financial Officer                1988

James J. Carbonari (55)    Vice President Sales & Marketing       1989

Kenneth E. Jondahl (40)    Vice President International           1991

Andrew T. Rensink (40)     Vice President Technology              1991

      All of the executive officers, except Messrs. Jondahl and Rensink, have been officers of the Company for more than five years. Mr. Jondahl joined the Company in 1981 as an Application Engineer. Since then he has served as a Regional Sales Manager, Dairy Market Specialist, General Manager of Osmonics Asia/Pacific, General Manager of Osmonics Europa,
<P15>
Marketing Manager and International Sales Manager. He was promoted to Vice President International in April 1991. Mr. Rensink joined the Company as Vice President Technology in September 1991. Prior to that he had been a plant manager and manufacturing manager for Mantaline, an elastomeric extrusion company. Previously he held various management positions in both engineering and manufacturing in several General Electric business units. All executive officers are elected annually by, and serve at the direction of, the Board of Directors.
D. Dean Spatz and Ruth Carol Spatz are husband and wife.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders.


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

          (a) (2)  Financial Statement Schedules

                   Reports of Independent Public Accountants on
                   Supplemental Schedules to the Consolidated Financial Statements.

                   Valuation and qualifying accounts.

                   Schedules not listed above have been omitted because they are either not applicable, not material or the required information has been given in the financial statements or in the notes to the financial statements.
<P16>
              (2) Agreement and Plan of Merger among Desalination Systems, Inc., Osmonics, Inc. and DSI Acquisition Corp. dated May 17, 1996. (Incorporated herein by reference to Exhibit 2 to Registration Statement on Form S-3, File No. 33-05029.)

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

                      D.  1995 Employee Stock Purchase Plan.
                          (Incorporated herein by reference to the Registrant's Proxy Statement dated
                          March 27, 1995.)

                      E.* 1995 Director Stock Option Plan.
                          (Incorporated herein by reference to the Registrant's Proxy Statement dated
                          March 27, 1995.)
<P17>
                          * Denotes Executive Compensation Plan.
                  (13) 1996 Annual Report to Shareholders. (Only those portions incorporated herein by reference shall be deemed filed with the Commission.)

                  (21)    Subsidiaries of the Registrant.

                  (23)    Consent of Deloitte & Touche LLP.

          (b)      Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended December 31, 1996.
<P18>
                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OSMONICS, INC.

                                    By  /s/ D. Dean Spatz
                                            D. Dean Spatz, President

Dated:  March 26, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signatures                  Title                     Date

 /s/ L. Lee Runzheimer    Chief Financial Officer      March 26, 1997
     L. Lee Runzheimer    (Principal Finance and
                          Accounting Officer)


 /s/ Howard W. Dicke      Vice President Human         March 26, 1997
     Howard W. Dicke      Resources and Corporate
                          Development, and Treasurer


 /s/ Ruth Carol Spatz     Director                     March 27, 1997
     Ruth Carol Spatz


 /s/ Michael L. Snow      Director                     March 18, 1997
     Michael L. Snow


 /s/ Ralph E. Crump       Director                     March 18, 1997
     Ralph E. Crump


 /s/ Verity C. Smith      Director                     March 17, 1997
     Verity C. Smith


 /s/ Charles W. Palmer    Director                     March 17, 1997
     Charles W. Palmer


 /s/ D. Dean Spatz        President, Chairman of       March 26, 1997
     D. Dean Spatz        the Board and Director
                          (Principal Executive Officer)