Form 10-Q
period 1997-03-31
OSMONICS INC
filed 1997-05-14
CIK 75049

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549




                                FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934
                    For Quarter Ended March 31, 1997

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

                               Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At
April 30, 1997, 13,932,003 shares of the issuer's Common Stock,
$0.01 par value, were outstanding.

                              OSMONICS, INC.

                                  INDEX




PART I.  FINANCIAL INFORMATION                                      PAGE

     ITEM I.  FINANCIAL STATEMENTS

              Consolidated Statements of Income -  . . . . . . . .   2
              For the Three Months Ended
              March 31, 1997 and 1996

              Consolidated Balance Sheets -  . . . . . . . . . . .   3
              March 31, 1997 and December 31, 1996

              Consolidated Statements of Cash Flows  . . . . . . .   4
              For the Three Months Ended
              March 31, 1997 and 1996

              Notes to Consolidated Financial Statements . . . . .   5

     ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  . . . . . .   6-8
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . .   9


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
ITEM I - FINANCIAL STATEMENTS

                             OSMONICS, INC.

                    CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands Except Per Share Data)




                                            Three Months Ended March 31,

                                                1997            1996

Sales                                        $42,313          $39,051

Cost of sales                                 25,964           23,027

Gross profit                                  16,349           16,024

Less:

   Selling, general and administrative         9,717            8,333

   Research, development and engineering       2,786            2,504

Income from operations                         3,846            5,187

Other income (expense)                          (101)             156

Income from continuing operations
   before income taxes                         3,745            5,343

Income taxes                                   1,311            1,708

Income from continuing operations              2,434            3,635

Recovery on discontinued operations              325                -

Net income                                   $ 2,759          $ 3,635

Income from continuing operations per
   common and common equivalent share        $  0.17          $  0.25

Recovery on discontinued operations per
   common and common equivalent share        $  0.02                -

Net income per common and common
   equivalent share                          $  0.19          $  0.25

Average common and common equivalent
   shares outstanding                         14,516           14,445

                              OSMONICS, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands except share data)


                                             March 31,    December 31,
                                               1997          1996
ASSETS

Current assets
  Cash and cash equivalents                 $  2,968        $  5,392
  Marketable securities                       17,779          19,028
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $1,102 in 1997, and $907 in 1996          31,176          28,200
  Inventories                                 34,030          32,322
  Deferred tax assets                          1,767           1,559
  Other current assets                         1,880           2,026

    Total current assets                      89,600          88,527
Property and equipment, at cost
  Land and land improvements                   5,506           5,485
  Building                                    27,475          27,158
  Machinery and equipment                     52,939          50,045
  Construction in progress                     4,006           3,438
                                              89,926          86,126

  Less accumulated depreciation and
    amortization                             (35,228)        (34,332)
                                              54,698          51,794
Other assets                                  19,865          11,855

                                            $164,163        $152,176

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                          $ 11,463        $ 12,511
  Current debt                                16,891           7,493
  Reserve for discontinued operations          1,457           1,957
  Other accrued liabilities                   15,464          12,560

    Total current liabilities                 45,275          34,521

Long-term debt                                15,764          15,900
Other liabilities                                194             196
Deferred income taxes                          3,950           3,616
Shareholders' equity
  Common stock, $0.01 par value
    Authorized -- 50,000,000
    Issued -- 1997: 14,215,195 and
              1996: 14,193,239 shares            142             142
  Capital in excess of par value              23,439          23,128
  Retained earnings                           74,540          71,781
  Treasury Stock                              (1,184)              -
  Unrealized gain on marketable securities     2,270           2,864
  Foreign currency translation adjustments      (227)             28
   Total shareholders' equity                 98,980          97,943

                                            $164,163        $152,176
                             OSMONICS, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)



                                                   Three Months Ended
                                                       March 31,
Cash flows from:
                                                  1997           1996
Operations:
  Net income                                     $ 2,759        $ 3,635
  Non-cash items included in net income:
    Depreciation and amortization                  1,190          1,206
    Deferred income taxes                            111            (87)
    Gain on sale of investments                        -           (164)

  Accounts receivable                             (1,439)        (1,262)
  Inventories and other current assets             2,371          1,586
  Accounts payable and accrued liabilities        (4,084)        (2,640)

  Net cash provided by operations                    908          2,274

Investing activities:
  Business acquisition
    (net of cash acquired)                       (10,470)             -
  Purchase of investments                           (317)          (283)
  Sale of investments                                400          3,029
  Purchase of property and equipment              (1,350)        (6,610)
  Other                                             (125)          (266)

  Cash provided by (used in) investing
    activities                                   (11,862)        (4,130)

Financing activities:
  Increases in debt                                9,398            514
  Reduction of debt                                 (136)          (909)
  Issuance of Common Stock                           311            335
  Purchase of Treasury Stock                      (1,184)             -

  Net cash provided by (used in) financing
    activities                                     8,389            (60)

Effect of exchange rate changes on cash              141            (20)

Decrease in cash and cash equivalents             (2,424)        (1,936)
Cash and cash equivalents -
  beginning of year                                5,392          4,729
Cash and cash equivalents -
  end of quarter                                 $ 2,968        $ 2,793

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

Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year 1997.

These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1996.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          (Dollars in thousands except per share amounts)

As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three months ended March 31, 1997 and 1996.

                                                 Percent of Sales
                                                Three Months Ended
                                                     March 31,
                                               1997              1996

Sales                                         100.0%            100.0%
Cost of sales                                  61.4              59.0
Gross profit                                   38.6              41.0

Selling, general and administrative            23.0              21.3
Research, development and engineering           6.6               6.4
Operating expenses                             29.6              27.7

Income from operations                          9.0              13.3
Other income (expense)                         (0.2)              0.4
Income from continuing operations
  before income taxes                           8.8              13.7
Income taxes                                    3.1               4.4
Income from continuing operations               5.7               9.3
Recovery on discontinued operations             0.8                -
Net income                                      6.5%              9.3%


Sales

Sales of $42,313 for the quarter ended March 31, 1997 increased 8.4% from the first quarter of 1996. Sales generated internally increased 5.4% on a year-to-year comparison. The acquisition of AquaMatic, Inc. in late February 1997 contributed an additional 3.0% of the year-to-year sales increase.

Gross Margin

Gross margin decreased from 41.0% of sales in the first quarter of 1996 to 38.6% of sales in the first quarter of 1997, primarily as a result of changes in the product line sales mix. Previously announced price increases on selected product lines are expected to provide modest favorable impact beginning in the second quarter.

Operating Expenses

Operating expenses increased from 27.7% of sales in the first quarter of 1996 to 29.6% in the first quarter of 1997. The primary increase was in sales and marketing expenses to fund the expansion of the sales organization and marketing programs. Part of the increased operating expense is due to the implementation of the SAP management information system. The savings from improved systems should begin to be realized in the latter part of 1997. Reductions in operating expense are being implemented, in response to the lower average gross margins, and slower rate of sales growth.

Other Income

Other income was lower by $257,000 for the first quarter of 1997 compared to the first quarter of 1996, primarily due to less gains on the sale of investments.

Income Taxes

The effective tax rate for the first quarter 1997 was 35% based on the forecast for the full year. This compares to 32.0% in the corresponding period of 1996, which benefited from remaining tax credits from the Autotrol acquisition.

Recovery on Discontinued Operations

The Company recognized $325,000 ($0.02 per share) of after-tax income from a reduction in the reserve for discontinued operations from the Autotrol merger after a lawsuit was successfully defended.

Net Income

Net income for the quarter was $2,759, as compared to $3,635 for the first quarter of 1996. Net income per share was $0.19 per share, a decrease of 25% from the $0.25 per share reported for the same quarter last year.

Liquidity and Capital Resources

As of March 31, 1997, the Company had cash, cash equivalents and marketable securities of $20,747 versus $24,420 at December 31, 1996. The current ratio was 2.0 at March 31, 1997, as compared to 2.6 at year-end 1996.

The Company's current debt increased from $7,493 at December 31, 1996 to $16,891 at March 31, 1997. The increase was due to short-term borrowings for the AquaMatic acquisition.

The Company announced on March 17, 1997 that its Board of Directors authorized purchase of up to 1,500,000 shares of the Company's common stock. In March 1997, the Company purchased 68,600 shares and in April 1997, 220,000 shares.

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

                             OSMONICS, INC.

                                 PART II

                            OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  (27) Financial Data Schedule

         (b) During the quarter ended March 31, 1997 the Registrant did not file a Form 8-K report.

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



GSW/dh
finance/10QMAR)F