Form 10-Q
period 1997-06-30
OSMONICS INC
filed 1997-08-15
CIK 75049

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549


	FORM 10-Q

	x   Quarterly Report Pursuant to Section 13 or 15 (d)
	of the Securities Exchange Act of 1934
	For Quarter Ended June 30, 1997

	OR

	o  Transition Report Pursuant to Section 13 or 15 (d)
	of the Securities Exchange Act of 1934
	For the transition period from       to

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

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At July 31, 1997, 13,915,394 shares of the issuer's Common Stock, $0.01 par value, were outstanding.

OSMONICS, INC.

INDEX


PART I.  FINANCIAL INFORMATION                                    		     PAGE

     ITEM I.  FINANCIAL STATEMENTS

              Consolidated Statements of Income -	         2
              For the Three and Six Months Ended
	    June 30, 1997 and 1996

              Consolidated Balance Sheets -	               3
              June 30, 1997 and December 31, 1996

              Consolidated Statements of Cash Flows	       4
              For the Six Months Ended
              June 30, 1997 and 1996

              Notes to Consolidated Financial Statements   5

     ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS 	  6-8

PART II. OTHER INFORMATION

	ITEM 4. SUBMISSION OF MATTERS TO A
	             VOTE OF SECURITY HOLDERS	 10


	ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K	   11


SIGNATURES	   12

ITEM I - FINANCIAL STATEMENTS


	OSMONICS, INC.

	CONSOLIDATED STATEMENTS OF INCOME
	(In Thousands Except Per Share Data)


                            Three Months Ended          Six Months Ended
                  	             June 30,     	              June 30,

                      	        1997	       1996	        1997	        1996

Sales                        	$41,789    	$36,727     	$84,102     	$75,778

Cost of sales	                 24,931    	 21,502     	 50,895     	 44,529

Gross profit                  	16,858     	15,225      	33,207      	31,249

Less:

  Selling, general
  and administrative         	 10,205      	8,560      	19,922      	16,893

  Research, development
  and engineering	              2,773	      2,676	       5,559	       5,180

Income from operations         	3,880      	3,989       	7,726       	9,176

Other income                  	    23	        459	         (78) 	       615

Income  from continuing operations
   before income taxes          3,903      	4,448        	7,648      	9,791

Income taxes                 	  1,310	      1,387	        2,621	      3,095

Income from contin operations  	2,593      	3,061        	5,027      	6,696

Recovery on discontin operations   	-          	-          	325          	-

Net income                   	$ 2,593    	$ 3,061      	$ 5,352    	$ 6,696

Income from continuing operations
  per common and common
  equivalent share              	0.18       	0.21         	0.35       	0.46

Recovery on discontinued operations
  per common and common equivalent
  share                            	-          	-         	0.02          	-

Net income per common and
  common equivalent share       	0.18       	0.21       	  0.37	       0.46

Average common shares and
   common equivalent
   shares outstanding         	14,358     	14,483       	14,450     	14,464


                                  	OSMONICS, INC.
                          	CONSOLIDATED BALANCE SHEETS
                       	(In Thousands Except Share Data)

                                                  June 30,      December 31,
                                            		      1997            1996
 ASSETS

Current assets
  Cash and cash equivalents                     	$  4,415         	$  5,392
  Marketable securities                           	17,654           	19,098
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $1,019 in 1997, and $907 in 1996              	30,794           	28,200
  Inventories                                     	33,269           	32,322
  Deferred tax assets                             	 1,767            	1,559
  Other current assets	                             1,562         	   2,026

    Total current assets	                          89,461 	          88,527
Property and equipment, at cost
  Land and land improvements                       	5,383            	5,485
  Building                                       	 29,434           	27,158
  Machinery and equipment	                         55,980           	50,045
  Construction in progress	                         4,482	            3,438

                                                   95,279           	86,126

  Less accumulated depreciation and
    amortization	                                 (39,557)	         (34,332)
	                                                  55,722 	          51,794
Other assets	                                      18,877	           11,855

                                                	$164,060         	$152,176

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                               	$ 9,483        	$  12,511
  Notes payable and current portion
    of long-term debt                             	19,777            	7,493
  Reserve for discontinued operations              	1,448            	1,957
  Other accrued liabilities	                       15,653         	  12,560

    Total current liabilities	                     46,361         	  34,521

Long-term debt                                    	15,797           	15,900
Other liabilities                                    	192              	196
Deferred income taxes                              	3,962            	3,616
Shareholders' equity
  Common stock, $0.01 par value
    Authorized -- 50,000,000
    Issued -- 1997: 14,231,494 and
                 1996: 14,193,239 shares             	142              	142
  Capital in excess of par value                  	23,673           	23,128
  Retained earnings                               	77,134           	71,781
  Treasury Stock                                  	(5,249)               	-
  Unrealized gain on marketable securities	         2,292            	2,864
  Foreign currency translation adjustments	          (244) 	             28
   Total shareholders' equity	                     97,748 	          97,943

                                                	$164,060         	$152,176

                                 OSMONICS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                                       		Six Months Ended
                                                 		          June 30,
Cash flows from:
                                               	        1997         	1996
Operations:
  Net income                                          	$ 5,352       	6,696
  Non-cash items included in net income:
     Depreciation and amortization                      	2,632       	2,421
     Deferred income taxes                                	111       	  214
     Gain on sale of investments	                         (560)       	(715)
     Gain on sale of Property, Plant & Equipment           	(7)       	   -
     Gain on sale of land                                   	-        	(640)
  Accounts receivable                                  	(1,057)     	(1,364)
  Inventories and other current assets                  	3,450      	(1,351)
  Accounts payable and accrued liabilities	             (5,884)	     (4,001)

  Net cash provided by operations	                       4,037     	  1,260

Investing activities:
  Business acquisition
    (net of cash acquired)                            	(10,203)          	-
  Purchase of investments                                	(461)       	(454)
  Sale of investments	                                   1,251       	4,823
  Purchase of property and equipment                   	(3,491)     	(9,489)
  Disposal of property and equipment                       	57           	-
  Sale of land                                              	-         	731
  Other	                                                    86 	       (311)
  Cash provided by (used in) investing
    activities                                        	(12,761)	     (4,700)

Financing activities:
  Increases in debt                                    	12,284       	1,913
  Reduction of debt	                                      (103)     	(1,288)
  Issuance of Common Stock                                	545         	640
  Purchase of Treasury Stock	                           (5,249)	          -
  Net cash provided by (used in) financing
    activities	                                          7,477    	   1,265

Effect of exchange rate changes on cash                   	270          	30
Decrease in cash and cash equivalents                    	(977)     	(2,145)
Cash and cash equivalents -
  beginning of year	                                     5,392     	  4,729
Cash and cash equivalents -
  end of quarter                                      	$ 4,415     	$ 2,584

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

Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year 1997.

These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1996.


ITEM II.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

		(Dollars in thousands, except per share data)

As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three-month and six-month periods ended June 30, 1997 and 1996.

                           				    Percent of Sales          Percent of Sales
                                				Three Months Ended     Six Months Ended
                      					         June 30         	          June 30,

                                      	1997     	1996      	1997     	1996

Sales	                                100.0%    100.0%	    100.0%    100.0%
Cost of sales                        	 59.7     	58.5 	     60.5    	 58.8
Gross profit                          	40.3     	41.5      	39.5     	41.2

Selling, general  and administrative  	24.4     	23.3      	23.7     	22.3
Research, development
  and engineering	                      6.6    	  7.3 	      6.6   	   6.8
Operating expenses	                    31.0     	30.6      	30.3    	 29.1

Income from operations                 	9.3     	10.9 	      9.2     	12.1
Other income (expense)                   	-      	1.2      	(0.1)      	.8
Income from continuing operations
   before income taxes                 	9.3     	12.1       	9.1     	12.9
Income taxes	                           3.1    	  3.8      	 3.1 	     4.1
Income from continuing operations      	6.2      	8.3       	6.0      	8.8
Recovery on discontinued operations      	-        	-        	.4        	-
Net income               	              6.2%      8.3% 	     6.4% 	    8.8%


Sales

Sales for the second quarter ended June 30, 1997 of $41,789 increased 13.8% over sales for the second quarter of 1996. Year-to-date 1997 sales through June increased 11% over the corresponding 1996 level. Sales of equipment represent 47% of year-to-date sales. Sales generated internally increased slightly under 6% on a year-to-year comparison with the remaining growth resulting from the February 1997 acquisition of AquaMatic.

Gross Margin

Gross margin for the second quarter of 1997 was 40.3% versus 41.5% for the corresponding period in 1996. The gross margin for the six months ended June 30 was 39.5% in 1997 and 41.2% in 1996. The second quarter 1997 result is an improvement from the 38.6% gross margin in first quarter 1997.

Operating Expenses

Operating expenses increased to 31.0% in the second quarter of 1997 from 30.6% in the second quarter of 1996. On a year-to-date basis, operating expenses were 30.3% for six months ending June 30, 1997 versus 29.1% for the same period last year. Operating expenses have increased on a short term basis partly due to the implementation of a new management information system.

Other Income

Other income decreased by $693 in the first six months of 1997 versus the same period for 1996. Prior year results included a $640 gain on the sale of land.

Income Taxes

The effective tax rate for the six months ended June 30, 1997 was 34.3% based on the forecast for the full year. This compares to 31.6% for the six months ending June 30, 1996. The increase is due to the completed utilization of tax loss carryforwards and credits from the Autotrol acquisition.

Recovery on Discontinued Operations

The company recognized $325 ($0.02 per share) of after tax income in the first quarter of 1997 from a reduction in the reserve for discontinued operations from the Autotrol merger, after a lawsuit was successfully defended.

Net Income

Net income for the quarter ended June 30, 1997 was $2,593 versus $3,061 for the quarter ended June 30, 1996. Net income per common share for the quarter was $0.18 versus $0.21 for the same period last year. Year-to-date net income was $5,352 for 1997 versus $6,696 for the same period last year. Net income per common share year-to-date was $0.37 in 1997 versus $0.46 in 1996.

Liquidity and Capital Resources

As of June 30, 1997, the company had cash, cash equivalents and marketable securities of $22,069 versus $24,420 at December 31, 1996. The current ratio was 1.9 at June 30, 1997 as compared to 2.6 at year-end 1996.

The company's current debt increased from $7,493 at December 31, 1996 to $19,777 at June 30, 1997. The increase was due to short term borrowings for the AquaMatic acquisition.

The Company announced on March 17, 1997 that its Board of Directors authorized purchase of up to 1,500,000 shares of the Company's common stock. The Company purchased 68,600 shares in March 1997, 220,000 shares in April 1997, 20,000 shares in May 1997 and 7,500 shares in June 1997.

The company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.




Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company) contains statements that are forward-looking. Such statements may relate to plans for future expansion, business development activities, other capital spending, financing, or the effects of regulation and comptetition. Such information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to product development activities, dependence on existing management, global economic and market conditions, and changes in federal or state laws.

OSMONICS, INC.

PART II

OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	The Company's Annual Meeting of Stockholders was held on May 14, 1997.  The following members were elected to the Company's Board of Directors to hold office for the ensuing three years:

		    Nominee	          In Favor     	Withheld

		D. Dean Spatz      	11,867,773       	44,785

		Verity C. Smith    	11,867,015       	45,544





Item 5.  EXHIBITS AND REPORTS ON FORM 8-K

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