Form 10-Q
period 1997-09-30
OSMONICS INC
filed 1997-11-14
CIK 75049

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q

x   Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended September 30, 1997

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

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At October 31, 1997, 13,934,720 shares of the issuer's Common Stock, $0.01 par value, were outstanding.



OSMONICS, INC.

INDEX


PART I.  FINANCIAL INFORMATION                                  PAGE

     ITEM I.  FINANCIAL STATEMENTS

     Consolidated Statements of Income                            2
     For the Three and Nine Months Ended
     September 30, 1997 and 1996

     Consolidated Balance Sheets                                  3
     September 30, 1997 and December 31, 1996

     Consolidated Statements of Cash Flows                        4
     For the Nine Months Ended
     September 30, 1997 and 1996

     Notes to Consolidated Financial Statements                   5

     ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS               6-8

PART II. OTHER INFORMATION

     ITEM 5.  A.  NEW BOARD OF DIRECTOR NAMED                     9

              B.  ACQUISITION OF TWO PRODUCT LINES                9

              C.  SUBSEQUENT EVENT                               10

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                   10

SIGNATURES                                                       11


ITEM I - FINANCIAL STATEMENTS


OSMONICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)


                           Three Months Ended            Nine Months Ended
                              September 30,                 September 30,

                           1997           1996           1997           1996

Sales                    $42,420        $39,493        $126,522       $115,271

Cost of sales             25,466         23,247          76,361         67,776
                          ------         ------          ------         ------
Gross profit              16,954         16,246          50,161         47,495

Less:

  Selling, general
  and administrative      10,461          8,771          30,383         25,664

  Research, development
  and engineering          2,676          2,750           8,235          7,930
                          ------         ------          ------         ------
Income from operations     3,817          4,725          11,543         13,901

Other income (expense)      (616)           297            (694)           912
                          ------         ------          ------         ------
Income  from continuing
   operations before
   income taxes            3,201          5,022          10,849         14,813

Income taxes                 906          1,708           3,526          4,803
                          ------         ------          ------         ------
Income from continuing
   operations              2,295          3,314           7,323         10,010

Recovery on discontinued
   operations                 -              -              325            -

Net income               $ 2,295        $ 3,314         $ 7,648        $10,010
                         =======        =======          ======        =======

Income from continuing
   operations per common
   and common equivalent
   share                    0.16           0.23            0.51           0.69

Recovery on discontinued
   operations per common
   and common equivalent
   share                      -              -             0.02             -

Net income per common and
   common equivalent share  0.16           0.23            0.53           0.69

Average common shares and
   common equivalent
   shares outstanding     14,285         14,470          14,360         14,442



      OSMONICS, INC.
      CONSOLIDATED BALANCE SHEETS
      (In Thousands Except Share Data)


                                                 September 30,     December 31,
                                                     1997              1996
ASSETS

Current assets
  Cash and cash equivalents                        $  3,977          $  5,392
  Marketable securities                              19,122            19,098
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $872 in 1997, and $907 in 1996                   32,742            28,130
  Inventories                                        33,788            32,322
  Deferred tax assets                                 1,445             1,559
  Other current assets                                1,708             2,026
                                                     ------            ------
    Total current assets                             92,782            88,527
                                                     ------            ------
Property and equipment, at cost
  Land and land improvements                          5,383             5,485
  Building                                           29,683            27,158
  Machinery and equipment                            61,265            50,045
  Construction in progress                                7             3,438
                                                    -------           -------
                                                     96,338            86,126
 Less accumulated depreciation and
    amortization                                    (40,878)          (34,332)
                                                    -------           -------
                                                     55,460            51,794
Other assets                                         18,916            11,855
                                                    -------           -------
                                                   $167,158          $152,176

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $ 12,652         $  12,511
  Notes payable and current portion
    of long-term debt                                19,697             7,493
  Reserve for discontinued operations                 1,448             1,957
  Other accrued liabilities                          14,404            12,560
                                                     ------            ------
    Total current liabilities                        48,201            34,521
                                                     ------            ------
Long-term debt                                       13,731            15,900
Other liabilities                                        26               196
Deferred income taxes                                 4,286             3,616
Shareholders' equity
  Common stock, $0.01 par value
    Authorized -- 50,000,000
    Issued -- 1997: 14,246,034 and
                 1996: 14,193,239 shares                142               142
  Capital in excess of par value                     23,928            23,128
  Retained earnings                                  79,429            71,781
  Treasury Stock                                     (5,249)               -
  Unrealized gain on marketable securities            2,896             2,864
  Foreign currency translation adjustments             (232)               28
                                                    -------           -------
   Total shareholders' equity                       100,914            97,943



OSMONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                        Nine Months Ended
                                                          September 30,

Cash flows from:
                                                       1997           1996
Operations:
  Net income                                         $ 7,648      $  10,010
  Non-cash items included in net income:
     Depreciation and amortization                     4,118          3,672
     Deferred income taxes                               434            366
     Gain on sale of investments                        (628)        (1,328)
     Gain on sale of land                                 -            (640)
  Accounts receivable                                 (3,005)        (1,237)
  Inventories and other current assets                 2,785         (5,123)
  Accounts payable and accrued liabilities            (2,634)        (4,340)
                                                      ------         ------
  Net cash provided by operations                      8,718          1,380

Investing activities:
  Business acquisition
    (net of cash acquired)                           (11,970)            -
  Purchase of investments                             (1,658)          (608)
  Sale of investments                                  2,271          6,311
  Purchase of property and equipment                  (5,167)       (12,167)
  Disposal of property and equipment                     374          1,667
  Sale of land                                            -             731
  Other                                                  270           (841)
                                                      ------         ------
  Cash provided by (used in) investing
    activities                                       (15,880)        (4,907)
                                                      ------         ------

Financing activities:
  Addition (reduction) in debt                        10,035         (2,071)
  Issuance of Common Stock                               800          1,162
  Purchase of Treasury Stock                          (5,249)            -
  Cash restricted for purchase and
     construction of equipment                          (150)         2,034
                                                      ------         ------
  Net cash provided by (used in) financing
    activities                                         5,436          1,125
                                                      ------         ------

Effect of exchange rate changes on cash                  311             17
Decrease in cash and cash equivalents                 (1,415)        (2,385)
Cash and cash equivalents -
  beginning of year                                    5,392          4,729
                                                      ------         ------
Cash and cash equivalents -
  end of quarter                                      $3,977         $2,344
                                                      ======         ======


                               OSMONICS, INC.
                               --------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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

Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the full year 1997.

These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1996.



ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

          (Dollars in thousands, except per share data)

As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three month and nine-month periods ended September 30, 1997 and 1996.

                              Percent of Sales           Percent of Sales
                              ----------------           ----------------
                             Three Months Ended          Nine Months Ended
                                 September 30              September 30,
                                --------------            --------------
                             1997          1996          1997         1996
                             ----          ----          ----         ----

Sales                       100.0%        100.0%        100.0%       100.0%
Cost of sales                60.0          58.9          60.4         58.8
                             ----          ----          ----         ----
Gross profit                 40.0          41.1          39.6         41.2

Selling, general and
  administrative             24.7          22.2          24.0         22.3
Research, development
  and engineering             6.3           7.0           6.5          6.9
                             ----          ----          ----         ----
Operating expenses           31.0          29.2          30.5         29.2
                             ----          ----          ----         ----

Income from operations        9.0          11.9           9.1         12.0
Other income (expense)       (1.5)          0.8          (0.5)          .8
Income from continuing
  operations before
  income taxes                7.5          12.7           8.6         12.8
Income taxes                  2.1           4.3           2.8          4.2
                              ---          ----           ---         ----
Income from continuing
  operations                  5.4           8.4           5.8          8.6
Recovery on discontinued
  operations                   -             -             .2           -
Net income                    5.4%         8.4%           6.0%         8.6%
                              ===          ===            ===          ===

Sales
-----

Sales for the third quarter ended September 30, 1997 of $42,420 increased 7.4% over sales for the third quarter of 1996. Year-to-date 1997 sales through September increased 9.8% over the corresponding 1996 level. Sales of equipment represent 46% and replaceable products 54% of year-to-date sales. Domestic capital equipment business was slower than anticipated.

Gross Margin
------------

Gross margin for the third quarter of 1997 was 40.0% versus 41.1% for the corresponding period in 1996. The gross margin for the nine months ended September 30 was 39.6% in 1997 and 41.2% in 1996. The third quarter 1997 result is an improvement from the 39.5% gross margin in the first half of 1997.
 Gross margins have been affected by product mix and price competition.

Operating Expenses
------------------

Operating expenses increased to 31.0% in the third quarter of 1997 from 29.2% in the third quarter of 1996. On a year-to-date basis, operating expenses were 30.5% for nine months ending September 30, 1997 versus 29.2% for the same period last year. Operating expenses as a percent of sales have increased on a near term basis due to the decline in sales below expected levels, and to the implementation of a new management information system.

Other Income
------------

Other income decreased by $1,606 in the first nine months of 1997 versus the same period for 1996. Prior year results included a $640 gain on the sale of land, not repeated in the current year. Net interest expense increased by $595 during the first nine months of 1997 primarily as a result of funding for the acquisition of AquaMatic during first quarter 1997.

Income Taxes
------------

The effective tax rate for the nine months ended September 30, 1997 was 32.5% based on the forecast for the full year. This compares to 32.4% for the nine months ending September 30, 1996.

Recovery on Discontinued Operations
-----------------------------------

The company recognized $325 ($0.02 per share) of after tax income in the first quarter of 1997 from a reduction in the reserve for discontinued operations from the Autotrol merger, after a lawsuit was successfully defended.

Net Income
----------

Net income for the quarter ended September 30, 1997 was $2,295 versus $3,314 for the quarter ended September 30, 1996. Net income per common share for the quarter was $0.16 versus $0.23 for the same period last year. Year-to-date net income was $7,648 for 1997 versus $10,010 for the same period last year. Net income per common share year-to-date was $0.53 in 1997 versus $0.69 in 1996.

Liquidity and Capital Resources
-------------------------------

As of September 30, 1997, the company had cash, cash equivalents and marketable securities of $23,099 versus $24,490 at December 31, 1996. The current ratio was 1.9 at September 30, 1997 as compared to 2.6 at year-end 1996.

The company's current debt increased from $7,493 at December 31, 1996 to $19,697 at September 30, 1997. The increase was primarily due to short term borrowings for the AquaMatic acquisition.

The Company announced on March 17, 1997 that its Board of Directors authorized purchase of up to 1,500,000 shares of the Company's common stock. The Company purchased 68,600 shares in first quarter 1997 and 247,500 shares in second quarter 1997.

The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.

Private Securities Litigation Reform Act
----------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company) contains statements that are forward-looking. Such statements may relate to plans for future expansion, business development activities, other capital spending, financing, or the effects of regulation and competition. Such information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to product development activities, computer systems conversion, dependence on existing management, global economic and market conditions, and changes in federal or state laws.


                                OSMONICS, INC.

                                   PART II

                               OTHER INFORMATION


Item 5.  OTHER INFORMATION
         -----------------

A.  New Board of Director Named
    ---------------------------

The Company announced on October 20, 1997 that William Eykamp has been named to its Board of Directors. Eykamp is a management consultant and an adjunct professor of Chemical Engineering at Tufts University in Medford,
Massachusetts.

Eykamp was president and director of Koch Membrane Systems, Inc., Wilmington, Massachusetts, formerly Abcor, Inc. He has won several professional honors and awards for his scientific achievements, lectured on ultrafiltration and membrane technology and is widely published in technical journals. His 40-year career includes a professorship at the University of California, Berkeley, where he taught courses in membrane separation and management of innovation.

B.  Acquisition of Two Product Lines
    --------------------------------

The Company announced during the third quarter the acquisition for cash of two product lines from ORS Environmental Systems, a division of Sippican, Inc. The product lines, AccuSensor and ChemSensor, are field-portable, hand-held screening instruments for on-site testing for certain contaminants in water.

AccuSensor enables quick, on-site measurement of trichloroethylene (TCE) and other trihalomethanes (THM's). The product requires no special training, sample preparation or calibration procedures. It features a rugged, lightweight design for easy portability, and is an ideal screening tool for bottled water and soft drink production, as well as municipal water treatment applications.

ChemSensor uses a fiber optic chemical sensor to make accurate, real-time measurements of semi-volatile and volatile organic compounds (VOC's), the hazardous by-products from the power, petrochemical, and materials industries.
 ChemSensor can be used in monitoring wells, process streams or surface waters as a fast, inexpensive alternative to laboratory analysis of groundwater samples.

Both the AccuSensor and ChemSensor products will be manufactured at the Company's Phoenix facility, along with its current line of water quality instrumentation products.



C.  Subsequent Event
    ----------------

The Company in October announced a partnership with Fuji Electric (Fuji Electric Co., Ltd., Japan and Fuji Electric Corp. of America) to manufacture high concentration ozone generators using proprietary Fuji Electric technology and components.

The Company receives the rights to manufacture and sell equipment throughout North America. The parties will cooperatively pursue large ozonation projects worldwide.

The innovative Microgap technology with enhanced cooling produces 15% weight concentrations of ozone-effectively doubling the 6% to 8% weight that standard ozone generators typically achieve.

Fuji has world-leading ozonation technology and the Company has a reputation for developing and cost-effectively manufacturing complete ozonation solutions for specific applications. This combination gives the Company a strong entry to the municipal water treatment market, as well as pulp and paper and other large-scale oxidation applications.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

           (a)   Exhibit 27 - Financial Data Schedule

           (b) During the quarter ended September 30, 1997, the Registrant did not file a Form 8-K report.


                                    SIGNATURES
                                    ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Dated:  14 NOV 97







                                               OSMONICS, INC.
                                               --------------
                                                (Registrant)




                                               /s/ L. Lee Runzheimer
                                               ---------------------
                                               L. Lee Runzheimer
                                               Chief Financial Officer





                                               /s/ Howard W. Dicke
                                               -------------------
                                               Howard W. Dicke
                                               Treasurer and Vice President
                                               Corporate Development




                                               /s/ D. Dean Spatz
                                               -------------------
                                               D. Dean Spatz
                                               Chief Executive Officer