Form 10-K
period 1997-12-31
OSMONICS INC
filed 1998-03-30
CIK 75049

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                         __________________________________

                                      FORM 10-K

            (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Fiscal Year Ended December 31, 1997

                                         OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to ________

                               Commission File No. 1-12714

                                      OSMONICS, INC.

                  (Exact name of registrant as specified in its charter)

                      Minnesota                            41-0955959

             (State or other jurisdiction          (I.R.S. Employer
                 of incorporation or               Identification No.)
                    organization)

            5951 Clearwater Drive, Minnetonka, Minnesota         55343

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

                 As of March 4, 1998, 13,953,584 Common Shares were
            outstanding. The aggregate market value of the Common Shares held by non-affiliates of the Registrant on such date (based upon the closing price of such shares on the New York Stock Exchange on March 4, 1998) was $228,489,938.


                      DOCUMENTS INCORPORATED BY REFERENCE

                 Portions of the Annual Report to Shareholders for the
            fiscal year ended December 31, 1997 (the "Annual Report to Shareholders"), are incorporated by reference into Parts II and IV. Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1998 (the "Proxy Statement"), and to be filed within 120 days after the Registrant's fiscal year ended December 31, 1997, are incorporated by reference into Part III.

                                     PART I

            ITEM 1.  BUSINESS

                 The following discussion contains certain information
            and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Osmonics could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements.

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

                 In July 1996, the Company acquired Desalination
            Systems, Inc. ("Desal") through a pooling-of-interests, stock-for-stock transaction. Desal manufactures crossflow filtration membrane and membrane elements. Desal has manufacturing facilities in Vista, California, and markets its products world-wide. Desal's products extend the range of membranes and membrane elements previously offered by the Company. The acquisition also extends the Company's distribution network for such products.

                 In February 1997, the Company acquired AquaMatic, Inc.
            of Rockford, Illinois. AquaMatic, started in 1930, offers a line of specialty valves and controllers for the water conditioning market, which will be sold through existing Osmonics distribution channels.

                 In December 1997, the Company acquired Purifications
            Products Company ("PPC") of San Marcos, California. PPC manufactures a line of reverse osmosis membrane elements and related products for purifying home drinking water and producing high-quality water for other applications. In addition, PPC has a line of Silt Density Index instruments and a line of UV sterilization products. These products will be sold through existing Osmonics distribution channels.

                 In February 1998, the Company acquired Micron
            Separations, Inc. ("MSI") of Westborough, Massachusetts. MSI, in business for 16 years, develops, manufactures and markets microfilter membrane and membrane products for diagnostic, laboratory and industrial use. These products will expand the Company's range of nylon and cellulosic membrane applications. The products will be sold through existing Osmonics distribution channels.

                 In March 1998, the Company signed a definitive
            agreement, to acquire Membrex Corp. of Fairfield, New Jersey. The acquisition is subject to Membrex shareholder approval. The acquisition of Membrex would give the Company the most hydrophilic UF membrane in the market, which is used to separate oil from water in a variety of applications, including biotechnology, laboratory and chemical processes. Membrex also has a patented machine using its UF membrane which will separate oil from water for use in parts cleaning and other industrial and commercial applications. Some products will be sold through our exclusive agreement with Safety-Kleen Corp. and the remainder through existing Osmonics distribution channels.

                 The Company focuses the marketing of its products
            through three domestic and international sales groups:

               1.  Large equipment and systems.

               2.  Components and product sales.

               3.  Catalog and telephone sales.

            These sales groups are supported by application engineers and market support personnel.

            Products

                 Membranes:  The Company markets polymer membranes for
            crossflow applications sold in replaceable elements. Most membranes are produced in a spiral-wound configuration ranging in diameter from two to twelve inches and in length from twelve to sixty inches.

                 Membrane elements are typically replaced every 6 to 60
            months, depending upon the severity of the application. The Company manufactures the membrane material and membrane elements used in its own systems, and also manufactures membrane elements for other original equipment manufacturers (OEM's) who include them as component parts in their products.

                 The Company's membranes are used in many bioengineering
            processes such as the production of high fructose corn sugar, enzyme purification, and purification of pharmaceuticals produced by biological processes. Other uses include water purification applications in hemodialysis, semiconductor manufacturing, production of pure water for beverages, production of ultrapure pharmaceutical and boiler feed water, industrial water purification and waste removal for pollution control compliance. In addition, the Company sells its home reverse osmosis (HRO) membrane elements to OEM's who package them into systems for use in homes, offices and retail vending establishments to produce purified drinking water. The Company is registered with the United States Food and Drug Administration for the manufacture and sale of certain membrane elements used in biological preparations. The Company is registered with the U.S. FDA for the manufacture of Class II medical devices used to purify water for hemodialysis.

            The Company markets microfiltration normal flow membrane and the hardware for use in a variety of laboratory and medical diagnostic applications. The Company manufactures nylon, cellulosic polysulfone, polycarbonate, and numerous other polymer-based microfiltration membrane as well as silver microfiltration membranes and ceramic microfilters.
            Numerous applications exist for the Company's microfilters because of unique features, including use in air monitoring and in laboratory procedures for cancer and other research.

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

                 Ion Exchange and Chromatography Equipment:  The Company
            markets equipment using ion exchange technology. Ion exchange plastic beads and selected polymer gels are utilized to preferentially adsorb ionized and charged material from a fluid stream. After the ion exchange beads have adsorbed a certain amount of material, they must be regenerated, typically with acid or caustic, or in the case of chromatography with a selected fluid to strip off the adsorbed material. The most used ion exchange process is for water softening where the ions of calcium and magnesium are replaced with sodium to reduce soap usage, improve boiler operation and improve cleaning. The Company is a leader in the manufacture of the controllers and valves used to effect ion exchange. Another ion exchange application is to polish ultrapure water for electronics manufacture and high pressure boiler feed. Chromatography is primarily used to purify biotech fluids and food proteins.

                 Distillation Equipment:  The Company markets
            distillation and related water purification equipment used primarily in the laboratory and pharmaceutical industries. Distillation, which involves the condensation of steam from boiling water, was one of the first technologies used to purify water. The Company's distillation product lines range from laboratory stills to elaborate 5000-gallon-per-hour multi-stage purifiers.

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

                 In 1997, the Company announced a partnership with Fuji
            Electric Co., Ltd., Japan and Fuji Electric Corp. of America
            (Fuji) to manufacture high concentration ozone generators using proprietary Fuji technology and components. This partnership will provide the Company a strong entry into the municipal water treatment market, as well as pulp and paper and other large-scale oxidation applications. As part of the agreement, the Company has the rights to manufacture and sell such equipment world-wide except for Japan and Korea.

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

                 The Company markets both analog and digital instruments
            for chemical water treatment and monitoring.The instruments are used to measure and control conductivity, pH, ORP, chlorine, specific ions, trihalomethanes (THM's) and solvents in water, such as trichloroethyleneThe instruments are capable of being used in local operating network (LON) communications and data acquisition.

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

                 The systems sold by the Company are comprised of one or
            more machines or pieces of equipment designed and manufactured by the Company as well as ancillary equipment, such as additional pumps, heat exchangers and holding tanks. The type, size and number of machines and the ancillary equipment included in a system will vary with the nature and size of the fluid separation task.

                 The following table shows the percentage of net sales
            during the past five years attributable to the Company's fluid processing and handling equipment compared to its replaceable components:

                   Year Ended                  Replaceable
                   December 31   Equipment(1)  Components(2)
                      1997           46%            54%
                      1996           49%            51%
                      1995           48%            52%
                      1994           51%            49%
                      1993           49%            51%

                (1) Equipment includes: (i) pumps, control valves, instruments and machines sold separately, (ii) pumps, controls, instruments, valves, fittings, chemicals, and other ancillary equipment sold with systems and (iii) membrane elements, filter elements, ion exchange resin and filter cartridges sold with machines.

                (2) Replaceable components include only those membrane, coalescer and dielectric elements, cartridges, membranes, filters and other components sold by the Company as replacements for its machines, systems and products, or as replaceable components for products manufactured by others. They do not include those components originally sold as parts of new machines or systems manufactured by the Company. Sales of components and replacement parts provide the Company with a relatively stable and continuing source of revenue.

            Sales and Marketing

                 The Company markets its custom machines and systems
            through its direct sales force. The Company's standard products are marketed to a network of independent distributors with the help of Company district managers. These distributors provide world-wide installation service and stocking of a wide range of the Company's standard products. Some sales are made directly to certain of the Company's largest customers and to other manufacturers of filtration equipment and systems.

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

            Research and Development

                 Research and development activities emphasize product
            development and applied research, with the goal of developing proprietary products. Such expenditures totaled $10,635,000 in 1997, $10,937,000 in 1996 and $9,399,000 in
            1995. The Company anticipates that research and development expenditures in 1998 will be reduced fromthe 1997 level as a percent of sales.

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

            Employees

                 As of December 31, 1997, the Company employed 1,433
            persons, including 257 holding engineering or technical degrees.

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

            Raw Materials

                 The principal raw materials used by the Company are
            various plastic materials including polyvinyl chloride, polypropylene, Noryl PPO, Nylon cellulose acetate, polycarbonate, polyester, polysulfone, and PTFE; ceramic and glass materials, stainless steel, steel, brass, copper, titanium, silver and various other synthetic materials, all of which are normally available from sources within the continental United States. Most raw materials used by the Company are available from multiple sources of supply. A limited number of materials are proprietary products of major chemical companies which, if not available, would have a material effect on the Company's sales and profits. The Company believes it could find substitutes for these materials if they should become unavailable, but has no assurance that the substitute would perform as well or be priced as favorably.

                 To date, the Company has experienced no difficulty in
            securing any of its needed raw materials and components.

            Customers

                 No one customer accounted for 10 percent or more of the
            Company's consolidated revenue in 1997, 1996 or 1995.

            Backlog

                 The dollar amount of the Company's backlog of orders
            considered to be firm at December 31, 1997, was $28.2 million. The comparable backlog at December 31, 1996, was $27.9 million. The Company expects that nearly all orders included in the backlog at December 31, 1997, will be filled during the 1998 fiscal year. The Company does not believe that its backlog at any time is necessarily indicative of annual sales. The business of the Company is not subject to significant seasonal variations.

            Governmental Regulation

                 Certain applications of the Company's reverse osmosis
            and ultrafiltration products and distillation equipment are subject to governmental regulation. Products used for fractionation of cheese whey for human consumption are subject to regulation by the United States Department of Agriculture. Reverse osmosis, ultrafiltration and distillation systems used in medical applications, particularly the systems used in artificial kidney dialysis equipment and pharmaceutical water for injection, are subject to regulation by the United States Food and Drug Administration. Ultrafiltration and microfiltration products used for biological separations are subject to regulation by the United States Food and Drug Administration.

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

                 Large export sales are primarily made on the basis of
            confirmed irrevocable letters of credit or time drafts to selected customers in U.S. dollars. Therefore, the Company believes that problems of currency fluctuation or political and economic stability do not constitute substantial risks.
             See Note 13 of Notes to Consolidated Financial Statements
            for a breakdown of the Company's foreign operations and export sales by geographic area.


            ITEM 2.  PROPERTIES

                 The executive offices and principal manufacturing
            facilities of the Company are located in Minnetonka, Minnesota, a suburb of Minneapolis.

                 A summary of the Company's main operating facilities is
            as follows:

                Location    Status     Size            Function

            Minnetonka, MN  Owned 309,600 sq  Sales, Manufacturing,
                                       ft     Warehouse

            Vista, CA       Owned 108,000 sq  Sales, Manufacturing,
                                       ft     Warehouse

            Milwaukee, WI   Owned 103,700 sq  Sales, Manufacturing,
                                       ft     Warehouse

            Rockford, IL    Owned  58,400 sq  Sales, Manufacturing,
                                       ft     Warehouse

            Phoenix, AZ     Owned  57,600 sq  Sales, Manufacturing,
                                       ft     Warehouse

            Syracuse, NY    Owned  48,500 sq  Sales, Manufacturing,
                                      ft      Warehouse

            Westborough, M  Leased 47,500 sq  Sales, Manufacturing,
                                       ft     Warehouse

            Rockland, MA    Leased 38,200 sq  Sales, Manufacturing,
                                       ft     Warehouse

            Escondido, CA   Leased 30,000 sq  Manufacturing
                                       ft

            Upland, CA      Leased 22,000 sq  Sales, Manufacturing,
                                       ft     Warehouse

            Denver, CO      Owned  20,700 sq  Sales, Manufacturing,
                                       ft     Warehouse

            Ft. Lauderdale  Leased 20,000 sq  Sales, Warehouse
            FL                         ft

            Le Mee, France  Owned  18,300 sq  Sales, Manufacturing,
                                       ft     Warehouse

            Emmetsburg, IA  Leased 8,800 sq   Manufacturing,
                                       ft     Warehouse

            Livermore, CA   Leased 6,000 sq   Sales, Manufacturing,
                                       ft     Warehouse

            Bryan, TX       Owned   2,500 sq  Manufacturing,
                                       ft     Warehouse

            Total Owned           727,300 sq
                                       ft

            Total Leased          172,500 sq
                                       ft

            Total Owned
              and Leased          899,800 sq
                                       ft

                 Certain industrial revenue bonds of the Company are
            collateralized by real property of the Company.

                 The current manufacturing facilities are adequate for
            intermediate-term operations. In addition, the Company leases space in Thailand, China, Japan, Hong Kong,
            Switzerland and Singapore that is used primarily for sales activities.

            ITEM 3.  LEGAL PROCEEDINGS

                 The Company is currently involved in several lawsuits
            incidental to its business. Management does not believe that any of the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 No matter was submitted to a vote of the Company's
            security holders during the fourth quarter of the fiscal year that ended December 31, 1997.


                      Executive Officers of the Registrant

                                                              Officer
            Name and Age           Position with Company       Since

          D. Dean Spatz (53)       Chief Executive Officer     1969
                                   and Chairman of the Board

          Ruth Carol Spatz (53)    Secretary                   1969

          Howard W. Dicke (60)     Vice President Human        1978
                                   Resources and Corporate
                                   Development, and Treasurer

          L. Lee Runzheimer (55)   Chief Financial Officer     1988

          James J. Carbonari (56)  Vice President Sales &
                                   Marketing                   1989

          Kenneth E. Jondahl (41)  Vice President
                                   International               1991

          Andrew T. Rensink (41)   Vice President Technology   1991

          Kenton C. Toomey (50)    Vice President Operations   1997

                 All of the executive officers except Mr. Toomey have
            been officers of the Company for more than five years. Mr. Toomey joined Osmonics in April of 1997 as Vice President Operations. Prior to that he had been the Vice President of Operations for DeZurik, a unit of General Signal. Previously, throughout his 26 years with 3M Company, Mr. Toomey held numerous director and management positions in several 3M business units including plant manager of the Dental Products Division. All executive officers are elected annually by, and serve at the direction of, the Board of Directors. D. Dean Spatz and Ruth Carol Spatz are husband and wife.

                                    PART II

            ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                          RELATED SHAREHOLDER MATTERS

                 "Common Stock Data," and "Notes to Consolidated
            Financial Statements," pages 19-23 of the Annual Report to Shareholders, are incorporated herein by reference. As of March 4, 1998 there were 2,499 shareholders of record.

                 The Company has not paid cash dividends on its common
            shares. The Board of Directors currently intends to retain its earnings for the expansion of the Company's business. The Company has issued promissory notes which contain a covenant limiting the payment of dividends to shareholders. At December 31, 1997, approximately $38,901,000 of retained earnings was restricted under this covenant.

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

            ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 The following consolidated financial information of the
            Registrant and its subsidiaries, included in the Annual Report to Shareholders, is incorporated herein by reference:

                                                              Page(s)

                 Consolidated Statements of Income  . . . . .    16

                 Consolidated Balance Sheets  . . . . . . . .    17

                 Consolidated Statements of Cash Flows  . . .    18

                 Consolidated Statements of Changes in

                 Shareholders' Equity   . . . . . . . . . . .    19

                 Notes to Consolidated Financial Statements .   19-23

                 Independent Auditors' Report   . . . . . . .    24

                 Quarterly Income Data  . . . . . . . . . . .    26


                                    PART III

          ITEM 10.  DIRECTORS

                 The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended December 31, 1997 and forwarded to stockholders prior to the Company's 1998 Annual Meeting of Stockholders (the 1998 Proxy Statement).


            ITEM 11.  EXECUTIVE COMPENSATION

                 The information required by this Item is incorporated
            herein by reference to the 1998 Proxy Statement.


            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The information required by this Item is incorporated
            herein by reference to the 1998 Proxy Statement.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The information required by this Item is incorporated
            herein by reference to the 1998 Proxy Statement.


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

                               B. By-Laws of the Registrant.
                                  (Incorporated herein by reference to
                                  Exhibit 3.2 to Registration Statement
                                  on Form S-2, File No. 33-336.)

                            (4)A. Note Purchase Agreement dated July 12,
                                  1991.  (Incorporated herein by
                                  reference to Annual Report on Form 10-
                                  K for fiscal year ended December 31,
                                  1991.)

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

                            D.    1995 Employee Stock Purchase Plan.
                                  (Incorporated herein by reference to
                                  the Registrant's Proxy Statement dated
                                  March 27, 1995.)

                            E.*   1995 Director Stock Option Plan.
                                  (Incorporated herein by reference to
                                  the Registrant's Proxy Statement dated
                                  March 27, 1995.)

                                  * Denotes Executive Compensation Plan.

                           (13)   1997 Annual Report to Shareholders.
                                  (Only those portions incorporated
                                  herein by reference shall be deemed
                                  filed with the Commission.)

                           (21)   Subsidiaries of the Registrant.

                           (23)   Consent of Deloitte & Touche LLP.

                    (b)     Reports on Form 8-K

                            No reports on Form 8-K were filed during the quarter ended December 31, 1997.


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

            Dated:  March 30, 1998


                Pursuant to the requirements of the Securities Exchange
            Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 Signatures                  Title                Date


            /s/ L.Lee Runzheimer      Chief Financial          March 30,
                L.Lee Runzheimer      Officer                  1998
                                      (Principal Finance
                                      and Accounting
                                      Officer)

            /s/ Howard W. Dicke       Vice President           March 30,
                Howard W. Dicke       Human Resources          1998
                                      and Corporate
                                      Development, and
                                      Treasurer

            /s/ Ruth Carol Spatz      Director                 March 30,
                Ruth Carol Spatz                               1998

            /s/ Michael L. Snow       Director                 March 30,
                Michael L. Snow                                1998

            /s/ Ralph E. Crump        Director                 March 30,
                Ralph E. Crump                                 1998

            /s/ Verity C. Smith       Director                 March 30,
                Verity C. Smith                                1998

            /s/ Charles W. Palmer     Director                 March 30,
                Charles W. Palmer                              1998

            /s/ William Eykamp        Director                 March 30,
                William Eykamp                                 1998

            /s/ D. Dean Spatz         President,               March 30,
                D. Dean Spatz         Chairman of the          1998
                                      Board and Director
                                      (Principal
                                      Executive Officer)