Form 10-Q
period 1998-03-31
OSMONICS INC
filed 1998-05-14
CIK 75049

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549


                         FORM 10-Q

   X   Quarterly Report Pursuant to Section 13 or 15 (d)
           of the Securities Exchange Act of 1934
              For Quarter Ended MARCH 31, 1998

                             OR

   _  Transition Report Pursuant to Section 13 or 15 (d)
           of the Securities Exchange Act of 1934
       For the transition period from  ____  to  ____

                Commission File No.  1-12714


                       OSMONICS, INC
____________________________________________________________________
      (Exact name of registrant as specified in its charter)


              Minnesota                        41-0955759
____________________________________________________________________
      (State or other jurisdiction of        (I.R.S. Employer
     Incorporation or organization)         Identification Number)


    5951 Clearwater Drive, Minnetonka, MN              55343
____________________________________________________________________
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code  (612)933-2277
                                                    ______________



                               N/A
_____________________________________________________________________
                Former name, former address and former
              fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.

                                Yes  X    No
                                    ___      ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At April 30, 1998, 13,961,658 shares of the issuer's Common Stock, $0.01 par value, were outstanding.

                                  OSMONICS, INC.


                                     INDEX
                                     ______


PART I.  FINANCIAL INFORMATION                           PAGE
         _____________________                           ____

  ITEM I.  FINANCIAL STATEMENTS

       Consolidated Statements of Income -................ 2
       For the Three Months Ended
       March 31, 1998 and 1997

       Consolidated Balance Sheets -...................... 3
       March 31, 1998 and December 31, 1997

       Consolidated Statements of Cash Flows.............. 4
       For the Three Months Ended
       March 31, 1998 and 1997

       Notes to Consolidated Financial Statements......... 5

  ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS 6-8

PART II. OTHER INFORMATION
         _________________

  ITEM 5.   A.  ACQUISITION OF COMPANY  .................. 9

            B.  SUBSEQUENT EVENT  ........................ 9

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............. 10


SIGNATURES................................................11





ITEM I - FINANCIAL STATEMENTS
         ____________________

                       OSMONICS, INC.

             CONSOLIDATED STATEMENTS OF INCOME
             __________________________________
            (In Thousands Except Per Share Data)



                                   THREE MONTHS ENDED MARCH 31,


                                      1998              1997
                                      ----              ----

Sales                               $42,150           $42,313

Cost of sales                        26,043            25,964
                                     ------            ------

Gross profit                         16,107            16,349

Less:

  Selling, general and administrative 9,874             9,717

  Research, development
    and engineering                   2,328             2,786
                                      -----             -----

Income from operations                3,905             3,846

Other income (expense)                 (576)             (101)
                                      -----             -----

Income from continuing operations
   before income taxes                3,329             3,745

Income taxes                          1,165             1,311
                                      -----             -----

Income from continuing operations     2,164             2,434

Recovery on discontinued operations    -                  325
                                      -----            ------

Net income                          $ 2,164           $ 2,759
                                    =======           =======

Earnings per share - basic
   Income from continuing operations  $0.16             $0.17
   Net Income                         $0.15             $0.17

Earnings per share _ assuming dilution
   Income from continuing operations  $0.16             $0.19
   Net Income                         $0.15             $0.19

Average shares outstanding
   Basic                             13,949            14,202
   Assuming dilution                 14,210            14,516





                        OSMONICS, INC.
                CONSOLIDATED BALANCE SHEETS
                ____________________________
              (In Thousands Except Share Data)

                                    MARCH 31,     DECEMBER 31,
                                       1998         1997
                                       ----         ----
ASSETS

Current assets
  Cash and cash equivalents          $  4,458     $  4,872
  Marketable securities                16,411       17,004
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $980 in 1998, and $888 in 1997     30,825       28,969
  Inventories                          38,458       35,228
  Deferred tax assets                   6,441        1,413
  Other current assets                  2,752        1,639
                                       ------       ------

    Total current assets               99,345       89,125
                                       ------       ------
Property and equipment, at cost
  Land and land improvements            5,606        5,535
  Building                             30,045       29,278
  Machinery and equipment              65,353       62,770
                                       ------       ------
                                      101,004       97,583
 Less accumulated depreciation        (44,930)     (42,550)
                                     --------     --------
                                       56,074       55,033
Other assets                           35,844       20,325
                                       ------       ------

                                     $191,263     $164,483
                                     ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                   $ 11,172     $  9,728
  Notes payable and current portion
    of long-term debt                  16,250       16,174
  Other accrued liabilities            20,972       17,950
                                       ------       ------

    Total current liabilities          48,394       43,852
                                       ------       ------

Long-term debt                         33,696       13,792
Other liabilities                          22           25
Deferred income taxes                   4,470        4,439
Shareholders' equity
  Common stock, $0.01 par value
    Authorized -- 50,000,000 shares
    Issued --  1998: 13,957,623 and
               1997: 13,943,544 shares    140          140
  Capital in excess of par value       20,445       20,261
  Retained earnings                    82,292       80,128
  Unrealized gain on
   marketable securities                2,249        2,180
  Foreign currency translation
   adjustments                           (445)        (334)
                                       ------       ------
   Total liabilities and
    shareholders' equity             $191,263     $164,483
                                     ========     ========






                                 OSMONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                            1998             1997
                                            ----             ----
Cash flows from operations:
  Net income                             $ 2,164         $  2,759
  Non-cash items included in net income:
    Depreciation and amortization          1,794            1,190
    Deferred income taxes                    333              111
    Gain on sale of investments             (105)              -
  Changes in assets and liabilities:
     (net of business acquisitions)
     Accounts receivable                    (353)          (1,439)
      Inventories and other
        current assets                    (2,065)           2,371
     Accounts payable and accrued
       liabilities                         2,416           (4,084)
                                         -------          -------

  Net cash provided by operations          4,184              908
                                         -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisition
    (net of cash acquired)               (23,452)         (10,470)
  Purchase of investments                   (268)            (317)
  Sale of investments                      1,074              400
  Purchase of property and equipment      (1,932)          (1,350)
  Sales of property and equipment             73              -
  Other                                     (146)            (125)
                                          ------           ------

  Cash provided by (used in)
    investing activities                 (24,651)         (11,862)
                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and debt    20,076            9,398
  Reduction of debt                          (96)            (136)
  Issuance of common stock                   184              311
  Purchase of company stock                  -             (1,184)
                                          ------           ------

 Net cash provided by (used in)
   Financing activities                   20,164            8,389
                                          ------           ------

Effect of exchange rate changes on cash     (111)             141
Decrease in cash and cash equivalents       (414)          (2,424)
Cash and cash equivalents -
  beginning of year                        4,872            5,392
                                          ------           ------
Cash and cash equivalents -
  end of quarter                         $ 4,458          $ 2,968
                                          ======           ======




                                   OSMONICS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the informa and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting normal recurring accruals) considered necessary for a fair presentation have bee included.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (_SFAS_ ) No. 130, _ Reporting Comprehensive Income_ which establishe standards for the reporting of comprehensive income and its components. The Com has the following components of comprehensive income:

                                            1st Qtr.     1st Qtr.
                                              1998         1997
                                              ----         ----

Net income                                   $2,164      $2,764
Other comprehensive income, before tax:
    Foreign currency translation adjustments   (111)       (255)
    Unrealized gains on securities:
      Unrealized holding gains arising
         during period                      174       (594)
      Less:  reclassified adjustment
        for gains included in net income  (105)  69    -   (594)
                                          ----- ---  ---  -----
Other comprehensive income, before tax          (42)       (849)
Income tax expense related to items of
    other comprehensive income                  (15)       (297)
                                              -----       -----
Other comprehensive income, net of tax          (27)       (552)
                                              -----       -----
Comprehensive income                         $2,137      $2,207
                                             ======      ======


Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the full year 1998.

These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 1 for the year ended December 31, 1997.


ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          _________________________________________________
          (Dollars in thousands, except share data)

As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three months ended March 31, 1998 and 1997.

                                             PERCENT OF SALES
                                           THREE MONTHS ENDED
                                                 MARCH 31,

                                             1998         1997
                                             ----         ----
Sales                                       100.0%       100.0%
Cost of sales                                61.8         61.4
                                            -----        -----
Gross profit                                 38.2         38.6

Selling, general and administrative          23.4         23.0
Research, development and engineering         5.5          6.6
                                            -----        -----
Operating expenses                           28.9         29.6

Income from operations                        9.3          9.1
Other income (expense)                       (1.4)        (0.2)
                                            -----        -----
Income from continuing operations
   before income taxes                        7.9          8.9
Income taxes                                  2.8          3.1
                                            -----        -----
Income from continuing operations             5.1          5.8
Recovery on discontinued operations           -            0.8
                                            -----        -----
Net income                                    5.1%         6.5%
                                            =====        =====


SALES

Sales for the first quarter ended March 31, 1998 of $42,150 decreased 0.4% from sales for the first quarter of 1997. Sales of equipment represent 49% and replaceable products represent 51% of first quarter 1998 sales. Comparing same business activity before acquisitions, sales were 7.9% lower in first quarter of 1998 than first quarter of 1997 and were up 6.3% over sales for the fourth quarter of 1997. Approximately 50% of the lower sales was reduced domestic shipments of large capital equipment and 50% was reduced business split evenly between the Asia/Pacific and Latin America markets.

GROSS MARGIN

Gross margin for the first quarter of 1998 was 38.2% versus 38.6% for the corresponding period in 1997. Gross margins have been affected by product mix, price competition and a lower level of plant utilization at several locations.

OPERATING EXPENSES

Operating expenses decreased to 28.9% in the first quarter of 1998 from 29.6% in the first quarter of 1997. The first quarter of 1998 result is an improvement from 30.4% operating expense experienced in calendar year 1997. This improvement is a result of continued expense controls in response to reduced sales levels in late and early 1998.

OTHER EXPENSE

Other expense increased by $475 in the first three months of 1998 versus the same period for 1997. The increase is primarily the result of an increase in interest expense of $175 and $150 for the additional borrowing of $20,000 and $12,000 for acquisition of Micron Separations, Inc. on February 17, 1998 and Aquamatic on February 25, 1997, respectively.

INCOME TAXES

The effective tax rate for the three months ended March 31, 1998 was 35.0% based on the forecast for the full year. This rate is equivalent to the same period in 1997. However, this represents an increase over the 31.7% rate incurred for calendar year 1997, due primarily to lower R&D tax credits on reduced spending, and other non-recurring tax credits received in 1997.

RECOVERY ON DISCONTINUED OPERATIONS

The Company recognized $325 ($0.02 per share assuming dilution) in after tax income in the first quarter of 1997 from a reduction in the reserve for discontinued operations from the Autotrol merger, after a lawsuit was successfully defended.

NET INCOME

Net income for the quarter ended March 31, 1998 was $2,164 versus $2,759 for the quarter ended March 31, 1997. Net income per common share assuming dilution for the quarter was $0.15 versus $0.19 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had cash, cash equivalents and marketable securities of $20,869 versus $21,876 at December 31, 1997. The current ratio was
2.1 at March 31, 1998 as compared to 2.0 at year end 1997.

The Company's long-term debt increased from $13,792 at December 31, 1997 to $33,696 at March 31, 1998. The increase was the result of entering into a new $20,000 long-term unsecured loan from an insurance company in March. The Company's current debt remained relatively flat from December 31, 1997 to March 31, 1998. Also, in March 1998 the Company expanded its revolving line of credit with a commercial bank to $30,000 from $22,000. As of March 31, 1998, the Company had borrowings outstanding under the line of $14,000.

The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act provides a 'safe harbor' for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) contain statements that are forward looking. Such statements may relate to plans for future expansion and acquisitions, business development activities, capital spending, financing, or the effects of regulation and competition. Such information involves important risks and uncertainties that could significantly affect results in the future. Such results may differ from those expressed in any forward-looking statements made by the Company. These risks and uncertainties include, but are not limited to, those relating to product development, computer systems development, dependence on existing management, global economic and market conditions, and changes in federal or state laws.


                                    OSMONICS, INC.

                                       PART II

                                  OTHER INFORMATION


Item 5.   OTHER INFORMATION

A. ACQUISITION OF COMPANY

The Company announced during the first quarter of 1998 the acquisition for cash all the equity interest in Micron Separations, Inc. (MSI) of Westborough, Massachusetts, for a total consideration of approximately $25,000.

MSI develops, manufactures and markets microfilter membrane products for diagnostic laboratory and industrial use. The Company believes that these products are complementary to the cartridge filters Osmonics manufactures for the pharmaceutical, beverage and ultrapure water filtration markets. Also, the Company believes that MSI's line of diagnostic and laboratory membrane products will complement the Company's Poretics track-etch membrane and give Osmonics a broader portfolio of products to offer the laboratory and analytical testing market.

MSI's products will be sold through existing Osmonics distribution channels.
The revenues of MSI were less than $15,000 in each of the last three years. The acquisition was recorded under the purchase method of accounting. Finalization of the related purchase accounting is anticipated in the second quarter of 1998.

B. SUBSEQUENT EVENT

The Company announced during the first quarter that it signed a definitive agreement to purchase all of the equity interest in Membrex Corp. of Fairfield, New Jersey. Membrex shareholders approved the purchase on April 15, 1998. The acquisition was for cash of approximately $16 million and will be recorded under the purchase method of accounting. Membrex sales in 1997 were less than $10 million.

Membrex, a 13-year-old, privately held company, designs and manufactures membrane products and fluid treatment systems for industrial customers. Applications include recycling machine tool coolant and cleaners, and minimizing oily waste water.

Membrex has developed, what the Company believes is, the most hydrophilic ultrafiltration (UF) membrane on the market today. The patented, solvent-resistant membrane separates oil from water and recyclable cleaners at least five times faster than competitive products, without fouling. This technology allows service stations, repair facilities and manufacturing plants to more cost-effectively clean oily parts, meet stricter environmental regulations and reuse valuable cleansing agents. Other potential markets for the membrane include high fouling applications in biotechnology, laboratory operations and chemical processes.

To finance the acquisition, the Company expanded its revolving line of credit with a commercial bank to $35,000.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)   (27) Financial Data Schedule

      (b) During the quarter ended March 31, 1998 the Registrant filed a Form 8-K and a Form 8-K/A report. Financial statements were not included with either filing.

           (1) FORM 8-K - The following documents were included as an exhibit to Form 8-K, filed March 4, 1998, and are incorporated herein by reference:

            (i) First Amended Disclosure Statement to Joint Plan of Reorganization submitted by Micron Separations, Inc. and Osmonics, Inc.

            (ii) Joint Plan of Reorganization submitted by Micron
                 Separations, Inc. and Osmonics, Inc., dated December 15, 1997.

           (2) FORM 8-K/A - This form was filed on April 27, 1998 and incorporates the documents filed in Form 8-K by reference.

      (c)  $20,000 Note Purchase Agreement

      (d)  $30,000 Amended and Restated Revolving Note Agreement


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Dated:  ___________________







                                    OSMONICS, INC.
                           ___________________________________
                                     (Registrant)




                           /s/     L. Lee Runzheimer
                           ___________________________________
                                   L. Lee Runzheimer
                                   Chief Financial Officer





                           /s/     Howard W. Dicke
                           ___________________________________
                                   Howard W. Dicke
                                   Treasurer and Vice President
                                   Corporate Development




                           /s/     D. Dean Spatz
                           ___________________________________
                                   D. Dean Spatz
                                   Chief Executive Officer