Form 10-Q
period 1998-06-30
OSMONICS INC
filed 1998-08-14
CIK 75049

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           -------------------------

                                   FORM 10-Q

            /X/  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                      For Quarter Ended JUNE 30, 1998

                                      OR

            / / Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                   For the transition period from       to

                       Commission File Number:  1-12714


                                 OSMONICS, INC.
             (Exact name of registrant as specified in its charter)

                MINNESOTA                             41-0955759
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

          5951 CLEARWATER DRIVE
          MINNETONKA, MINNESOTA                          55343
  (Address of principal executive offices)             (Zip Code)

  Registrant's telephone number, including area code: (612) 933-2277

                                 NOT APPLICABLE
                   Former name, former address and former
                  fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.
                            Yes ___X___  No ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At July 31, 1998, 13,982,102 shares of the issuer's Common Stock, $0.01 par value, were outstanding.



                                 OSMONICS, INC.
                                      INDEX


                                                              PAGE(S)
PART I.  FINANCIAL INFORMATION                                -------

  ITEM I.  FINANCIAL STATEMENTS

       Consolidated Statements of Operations for the three and
       six months ended June 30, 1998 and 1997                      2

       Consolidated Balance Sheets as of June 30, 1998 and
       December 31, 1997                                            3

       Consolidated Statements of Cash Flows for the six months
       ended June 30, 1998 and 1997                                 4

       Notes to Consolidated Financial Statements                   5

  ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                    6-9


PART II. OTHER INFORMATION

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      9

  ITEM 5.  A.  ACQUISITION OF COMPANY                              10

           B.  ISO 9001 CERTIFICATION                              10

           C.  ADVANCE NOTICE REQUIREMENT                          11

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        11


SIGNATURES                                                         12



                                 OSMONICS, INC.
                                     PART I
                              FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS


                                 OSMONICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars In Thousands, Except Per Share Data)
                                  (Unaudited)


                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                     JUNE 30,               JUNE 30,
                                 1998       1997         1998       1997
                               --------   --------     --------   --------

Sales                          $ 47,353   $ 41,789     $ 89,503   $ 84,102

Cost of sales                    31,908     24,931       57,951     50,895
                               --------   --------     --------   --------
Gross profit                     15,445     16,858       31,552     33,207

Less:
  Selling, general
  and administrative             10,359     10,205       20,233     19,922

  Research, development
  and engineering                 2,519      2,773        4,847      5,559

  Special charges                25,706        -         25,706        -
                               --------   --------     --------   --------

Income (loss) from operations   (23,139)     3,880      (19,234)     7,726

Other income (expense)             (981)        23       (1,557)       (78)
                               --------   --------     --------   --------
Income (loss) from continuing
  operations before income
  taxes                         (24,120)     3,903      (20,791)     7,648

Income taxes                     (5,303)     1,310       (4,138)     2,621
                               --------   --------     --------   --------
Income (loss) from continuing
operations                      (18,817)     2,593      (16,653)     5,027

Recovery on discontinued
operations                          -          -            -          325
                               --------   --------     --------   --------

Net income (loss)              $(18,817)  $  2,593     $(16,653)  $  5,352
                               ========   ========     ========   ========

Earnings per share - basic
  Income (loss) from
    continuing operations        $(1.35)     $0.18       $(1.19)     $0.36
  Net income                     $(1.35)     $0.18       $(1.19)     $0.38

Earnings per share - assuming
dilution
  Income (loss) from
    continuing operations        $(1.35)     $0.18       $(1.19)     $0.35
  Net income                     $(1.35)     $0.18       $(1.19)     $0.37

Average shares outstanding
   Basic                         13,962     14,071       13,956     14,137
   Assuming dilution             13,962     14,362       13,956     14,450


                                 OSMONICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)
                                  (Unaudited)


                                                 JUNE 30,     DECEMBER 31,
                                                   1998          1997
                                                 --------     ------------
ASSETS
Current assets
  Cash and cash equivalents                      $  3,899     $  4,872
  Marketable securities                            15,632       17,004
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $1,001 in 1998, and $888 in 1997               30,767       28,969
  Inventories                                      34,391       35,228
  Deferred tax assets                               7,227        1,413
  Other current assets                              2,142        1,639
                                                 --------     --------
    Total current assets                           94,058       89,125
                                                 --------     --------
Property and equipment, at cost
  Land and land improvements                        5,606        5,535
  Building                                         30,304       29,278
  Machinery and equipment                          68,802       62,770
                                                 --------     --------
                                                  104,712       97,583
 Less accumulated depreciation                    (48,681)     (42,550)
                                                 --------     --------
                                                   56,031       55,033
Other assets                                       37,835       20,325
                                                 --------     --------
Total assets                                     $187,924     $164,483
                                                 ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                               $ 12,960     $  9,728
  Notes payable and current portion
    of long-term debt                              32,156       16,174
  Other accrued liabilities                        18,888       17,950
                                                 --------     --------
    Total current liabilities                      64,004       43,852
                                                 --------     --------
Long-term debt                                     33,819       13,792
Other liabilities                                      21           25
Deferred income taxes                               4,296        4,439
Shareholders' equity
  Common stock, $0.01 par value
    Authorized -- 50,000,000 shares
    Issued --  1998: 13,971,873 and
               1997: 13,943,544 shares                140          140
  Capital in excess of par value                   20,612       20,261
  Retained earnings                                63,475       80,128
  Unrealized gain on marketable securities          1,924        2,180
  Foreign currency translation adjustments           (367)        (334)
                                                 --------     --------
   Total liabilities and shareholders' equity    $187,924     $164,483
                                                 ========     ========


                                 OSMONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                  (Unaudited)


                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                                   1998        1997
                                                 --------    --------
CASH FLOWS FROM OPERATIONS:
Net income (loss)                                $(16,653)    $ 5,352
  Non-cash items included in net income:
    Depreciation and amortization                   3,621       2,632
    Deferred income taxes                          (6,638)        111
    Gain on sale of investments                      (180)       (560)
  Special charges                                  27,706         -
  Changes in assets and liabilities
    net of business acquisitions)
     Accounts receivable                              226      (1,057)
     Inventories and other current assets             939       3,450
     Accounts payable and accrued liabilities      (1,743)     (5,884)
                                                 --------    --------
  Net cash provided by operations                   7,278       4,044
                                                 --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions
  (net of cash acquired including
   purchased R&D)                                 (40,713)    (10,203)
Purchase of investments                              (457)       (461)
Sale of investments                                 1,615       1,251
Purchase of property and equipment                 (3,821)     (3,498)
Sales of property and equipment                       110          57
Other                                                (147)         86
                                                 --------    --------
  Cash used in investing activities               (43,413)    (12,768)
                                                 --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and debt               37,000      12,284
Reduction of debt                                  (2,156)       (103)
Issuance of common stock                              351         545
Purchase of company stock                             -        (5,249)
                                                 --------    --------
  Net cash provided by financing activities        35,195       7,477
                                                 --------    --------
Effect of exchange rate changes on cash               (33)        270
Decrease in cash and cash equivalents                (973)       (977)
Cash and cash equivalents -
  beginning of year                                 4,872       5,392
                                                 --------    --------
Cash and cash equivalents -
  end of quarter                                 $  3,899    $  4,415
                                                 ========    ========


                                 OSMONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars In Thousands)


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

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive
Income" which establishes standards for the reporting of comprehensive income and its components. The Company has the following components of comprehensive income:

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                                   1998          1997
                                                 --------      --------
Net income (loss)                                $(16,653)     $  5,352
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
  Foreign currency translation adjustments            (33)         (270)
  Unrealized gains/(losses) on securities:
     Unrealized holding losses arising
      during period                             (436)       (1,132)
     Less: reclassified adjustment for gains
     included in net income (loss)               180 (256)     560 (572)
                                                ---- ----    ----- ----
Other comprehensive income (loss), before tax        (289)         (842)
Income tax expense related to items of
     other comprehensive income (loss)                (98)         (286)
                                                   ------         -----
Other comprehensive income (loss), net of tax        (191)         (556)
                                                  -------      --------
Comprehensive income (loss)                      $(16,844)     $  4,796
                                                 ========      ========

Operating results for the three months and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the full year 1998.

These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1997.


ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (Dollars In Thousands, Except Share Data)

As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three months and six months ended June 30, 1998 and 1997.

                                 PERCENT OF SALES       PERCENT OF SALES
                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                     JUNE 30,              JUNE 30,
                                 1998       1997         1998     1997
                                ------     ------       ------   ------
Sales                            100.0%     100.0%       100.0%   100.0%
Cost of sales                     67.4       59.7         64.7     60.5
                                ------     ------       ------   ------
Gross profit                      32.6       40.3         35.3     39.5

Selling, general and
 administrative                   21.9       24.4         22.6     23.7
Research, development and
 engineering                       5.3        6.6          5.4      6.6
Special charges                   54.3        -           28.7      -
                                ------     ------       ------   ------
Operating expenses                81.5       31.0         56.7     30.3

Income (loss) from operations    (48.9)       9.3        (21.5)     9.2
Other income (expense)            (2.0)       -           (1.7)    (0.1)
                                ------     ------       ------   ------
Income (loss) from continuing
   operations before income
    taxes                        (50.9)       9.3        (23.2)     9.1
Income taxes                     (11.2)       3.1         (4.6)     3.1
                                ------     ------       ------   ------
Income (loss) from continuing
 operations                      (39.7)       6.2        (18.6)     6.0
Recovery on discontinued
 operations                        -          -            -        0.4
                                ------     ------       ------   ------
Net income                       (39.7)%      6.2%       (18.6)%    6.4%
                                ======     ======       ======   ======

SALES
Sales for the second quarter ended June 30, 1998 of $47,353 increased 13.3% from sales for the second quarter of 1997. Year-to-date 1998 sales through June increased 6.4% over the corresponding 1997 level. Sales of replaceable products increased to 53% and equipment decreased to 47% of second quarter sales. Comparing same business activity before acquisitions, sales were 6.3% higher in second quarter of 1998 than second quarter of 1997 and were 8.6% over sales for the first quarter of 1998. This increase in sales was primarily the result of several large capital equipment orders being shipped during the second quarter. Domestic market pricing is very competitive. International sales have been down in the Asia/Pacific and Latin America markets; however, Euro/Africa sales were strong enough to offset the Asia/Pacific weakness.

GROSS MARGIN
Gross margin for the second quarter of 1998 was 32.6% versus 40.3% for the corresponding period in 1997. The gross margin for the six months ended June 30 was 35.3% in 1998 compared to 39.5% in 1997. In the second quarter of 1998, the Company recorded a special charge of $2.0 million for slow moving inventory. This charge accounted for 4.2 and 2.2 percentage points of the second quarter 1998 and year-to-date 1998 gross margin declines, respectively. Gross margins for the second quarter 1998 were also negatively affected by several large capital equipment sales, lower utilization rates at several production facilities and general pricing pressures in most markets.

OPERATING EXPENSES
Operating expenses were recorded at 81.5% of sales for the second quarter of 1998 compared to 31.0% in the second quarter of 1997. In the second quarter of 1998, the Company recorded a special charge of $25.7 million as operating expense (see Special Charge discussion below). Operating expenses, excluding special charges, decreased to 27.2% in the second quarter of 1998 from 31.0% in the second quarter of 1997.

On a year-to-date basis, excluding special charges, operating expenses were 28.0% for the six months ended June 30, 1998 versus 30.3% for the same period last year. The second quarter and year-to-date improvement in operating expenses is the result of continued expense control efforts.

SPECIAL CHARGES
In second quarter 1998, the Company recorded special charges of $27,706 ($21,217 net-of-tax or $1.52 per share assuming dilution). Charges include a $23,940 charge to operating expense for purchased research and development related to the acquisitions of Micron Separations, Inc. ($8,620) and Membrex Corp. ($15,320) and a $2,000 charge to cost of sales for slow moving inventory. The special charges also include operating expense charges of $875 for corporate restructuring and consolidation of operations, and $891 for re-engineering costs and write-downs of assets in connection with the Company's implementation of a global information system. The special charges are summarized below:

     In-process R&D                              $ 23,940
     Corporate restructuring                          875
     SAP / Re-engineering costs                       891
     Slow moving inventory                          2,000
                                                 --------
        Gross special charges                    $ 27,706
        Less slow moving inventory - in COS        (2,000)
                                                 --------
        Special charge in Operating Expense      $ 25,706


OTHER EXPENSE
Other expense increased by approximately $1,000 in the second quarter of 1998 versus the same period for 1997. The increase is primarily the result of an increase in interest expense of $375 and $225 for the additional borrowing of $20,000 and $18,000 for the acquisitions of Micron Separations, Inc. during the first quarter of 1998 and Membrex Corp. during the second quarter of 1998. Also, gains recorded on the sale of investments during the second quarter of 1998 decreased $485 in comparison to the same period in 1997.

INCOME TAXES
The effective tax rate for the six months ended June 30, 1998 was 34.0% based on the forecast for the full year. This rate represents an increase over the 31.7% rate incurred for calendar year 1997, due primarily to lower R&D tax credits. Under purchase accounting for a nontaxable business combination, the Micron Separations, Inc. purchased research and development special charge of $8,620 was expensed on a gross basis (not tax-effected).

RECOVERY ON DISCONTINUED OPERATIONS
The Company recognized $325 ($0.02 per share assuming dilution) in after tax income in the first quarter of 1997 from a reduction in the reserve for discontinued operations from the Autotrol merger. There was no similar recovery in 1998.

NET INCOME
Net income for the quarter ended June 30, 1998 was $(18,817). Excluding special charges, net income was $2,400 versus $2,593 for the quarter ended June 30, 1997. Net income per common share assuming dilution for the quarter was $(1.35) or $0.17 excluding special charges, versus $0.18 for the same period last year. Year-to-date net income was $(16,653) or $4,564 excluding special charges, versus $5,352 for the same period last year. Net income per common share assuming dilution year-to-date was $(1.19) or $0.32 excluding special charges, versus $0.37 in 1997.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 1998, the Company had cash, cash equivalents and marketable securities of $19,531 versus $21,876 at December 31, 1997.
The current ratio was 1.5 at June 30, 1998 as compared to 2.0 at year end
1997.

The Company's long-term debt increased from $13,792 at December 31, 1997 to $33,819 at June 30, 1998. This increase was the result of entering into a new $20,000 long-term loan from an insurance company in March.
The company's current debt increased from $16,174 at December 31, 1997 to $32,156 at June 30, 1998. The increase was the result of the Company using its revolving line of credit to fund the Membrex Corp. acquisition during the second quarter.

The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.

PRIVATE SECURITIES LITIGATION REFORM ACT
The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) contains statements that are forward looking. Such statements may relate to plans for future expansion, business acquisition and development activities, capital spending, financing, or the effects of regulation and competition. Such information involves important risks and uncertainties that could significantly affect results in the future. Such results may differ from those expressed in any forward-looking statements made by the Company. These risks and uncertainties include, but are not limited to, those relating to product development, computer systems development, dependence on existing management, global economic and market conditions, and changes in federal or state laws.


                                 OSMONICS, INC.
                                     PART II
                                OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May
13, 1998.  The following members were elected to the Company's
Board of Directors to hold office for the ensuing three years:

          Nominee              In Favor     Withheld
          -------              --------     --------
        William Eykamp        11,771,260    250,754

        Michael L. Snow       11,770,165    251,849

        R. Carol Spatz        11,776,547    245,467


Also, the matter of amending the Osmonics 1993 Stock Option and Compensation Plan to increase the shares reserved from 300,000 to 800,000 was approved by the shareholders. Vote results were as follows:

                               In Favor     Withheld     Abstain
                               --------     --------     -------
Amend 1993 Stock Option and
     Compensation Plan         9,595,493    2,347,241    79,280


Item 5.  OTHER INFORMATION (Dollars in Thousands)

A.  ACQUISITION OF COMPANY

The Company announced during the second quarter of 1998 the acquisition for cash of all the equity interest in Membrex Corp. ("Membrex") of Fairfield, New Jersey. The acquisition was approved by Membrex shareholders on April 15, 1998 and was recorded under the purchase method of accounting. Total consideration of the acquisition approximated $16,000 plus assumed debt of approximately $2,000. Membrex sales in 1997 were less than $10 million and would not have had a material impact on Osmonic's earnings.

Membrex, a 13-year-old, privately held company, designs and manufactures membrane products and fluid treatment systems for industrial customers. Applications include recycling machine tool coolant and cleaners, and minimizing oily waste water.

Membrex has developed what the Company believes is the most hydrophilic ultrafiltration (UF) membrane on the market today. The patented, solvent-resistant membrane separates oil from water and recyclable cleaners at least five times faster than competitive products, without fouling. The technology allows service stations, repair facilities and manufacturing plants to cost-effectively clean oily parts, meet stricter environmental regulations and reuse valuable cleansing agents. Other potential markets for the membrane include high fouling applications in biotechnology, laboratory operations and chemical processes.

To finance the acquisition, the Company expanded its revolving line of credit with a commercial bank to $35,000.

B.  ISO 9001 CERTIFICATION

The Company announced that its Minnetonka Operation has received ISO 9001 Certification. The operation is Osmonics' worldwide headquarters and primary design and manufacturing facility for filters, membrane elements, pumps, and machines used in fluid purification and separation.

The Certificate of Registration issued by SGS International Certification Services, Inc., Rutherford, New Jersey, certifies that the Osmonics Quality Management System followed by the facility's employees conforms to ANSI-ASCQ-9001/ISO 9001.

ISO 9001 is an internationally recognized quality certification program which originated with the International Organization for Standardization in Geneva, Switzerland. It is administered and audited by accredited registrars throughout the world. ISO 9001 is a standard that covers over 20 elements in a quality system that includes design, development, manufacturing, installation, and servicing activities.

The registrars establish that management is involved in the quality system and that detailed procedures and instructions are documented for all operations within the company that affect quality - and that employees are trained to carry out every operation. An on-site audit of the complete Quality System is then conducted to verify ISO 9001 compliance.


C.  ADVANCE NOTICE REQUIREMENT

Discretionary Proxy Voting Authority / Shareholder Proposals

On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to Rule 14a-4(c-1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by February 20, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  (27) Financial Data Schedule

(b) During the quarter ended June 30, 1998 the Registrant did not file a Form 8-K report.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Dated:   August 14, 1998
             -----------------






                          OSMONICS, INC.
                -------------------------------------
                           (Registrant)




                /s/   L. Lee Runzheimer
                 -------------------------------------
                       L. Lee Runzheimer
                       Chief Financial Officer





                /s/   Howard W. Dicke
                -------------------------------------
                      Howard W. Dicke
                      Treasurer and Vice President
                      Corporate Development




                /s/   D. Dean Spatz
                 -------------------------------------
                      D. Dean Spatz
                      Chief Executive Officer