Form 10-Q
period 1998-09-30
OSMONICS INC
filed 1998-11-13
CIK 75049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

            /X/   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For Quarter Ended September 30, 1998

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

          5951 CLEARWATER DRIVE
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

                             Yes __X__    No _____

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. At September 30, 1998, 13,999,240 shares of the issuer's Common Stock, $0.01 par value, were outstanding.


                                 OSMONICS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                 PAGE(S)

  ITEM I.  FINANCIAL STATEMENTS

       Consolidated Statements of Operations for the three and       2
       nine months ended September 30, 1998 and 1997

       Consolidated Balance Sheets as of September 30, 1998
       and December 31, 1997                                         3

       Consolidated Statements of Cash Flows for the nine
       months ended September 30, 1998 and 1997                      4

       Notes to Consolidated Financial Statements                    5

  ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                    6-10


PART II. OTHER INFORMATION

  ITEM 1.  LEGAL PROCEDINGS                                         11

  ITEM 2.  CHANGES IN SECURITIES                                    11

  ITEM 3.  DEFAULTS UPON SENIOR SECURITES                           11

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      11

  ITEM 5.  OTHER INFORMATION                                        11

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         12


SIGNATURES                                                          13


                                 OSMONICS, INC.

                                     PART I
                              FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS

                                 OSMONICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)

                            THREE MONTHS ENDED      NINE MONTHS ENDED
                               SEPTEMBER 30,          SEPTEMBER 30,
                              1998       1997        1998       1997
                            --------   --------    --------   --------
Sales                       $ 44,606   $ 42,420    $134,109   $126,522

Cost of sales                 28,100     25,466      86,051     76,361

Gross profit                  16,506     16,954      48,058     50,161

Less:
  Selling, general
  and administrative          11,258     10,461      31,491     30,383

  Research, development
  and engineering              2,636      2,676       7,483      8,235

  Special charges                -          -        25,706        -
                            --------   --------    --------   --------
Income (loss) from operations  2,612      3,817     (16,622)    11,543

Other income (expense)        (1,054)      (616)     (2,611)      (694)
                            --------   --------    --------   --------
Income (loss) from continuing
  operations before
  income taxes                 1,558      3,201     (19,233)    10,849

Income taxes                     467        905      (3,671)     3,526
                            --------   --------    --------   --------
Income (loss) from continuing
  operations                   1,091      2,296     (15,562)     7,323

Recovery on discontinued
  operations                     -          -          -           325
                            --------   --------    --------   --------
Net income (loss)           $  1,091   $  2,296   $ (15,562)  $  7,648
                            ========   ========   =========   ========

Earnings per share - basic
  Income (loss) from
    continuing operations   $   0.08   $   0.16   $   (1.11)  $   0.52
  Net income                $   0.08   $   0.16   $   (1.11)  $   0.51

Earnings per share - assuming
dilution
  Income (loss) from
    continuing operations   $   0.08   $   0.16   $   (1.11)  $   0.54
  Net income                $   0.08   $   0.16   $   (1.11)  $   0.53

Average shares outstanding
  Basic                       13,982     13,920      13,964     14,064
  Assuming dilution           14,192     14,285      13,964     14,360


                                 OSMONICS, INC.

                          CONSOLIDATED BALANCE SHEET
                   (Dollars in Thousands, Except Share Data)
                                   (Unaudited)

                                                SEPTEMBER 30,   DECEMBER 31,
                                                    1998            1997
                                                -------------   ------------
ASSETS
Current assets
  Cash and cash equivalents                          $  2,666       $  4,872
  Marketable securities                                14,415         17,004
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $1,127 in 1998, and $888 in 1997                   33,129         28,969
  Inventories                                          32,031         35,228
  Deferred tax assets                                   7,127          1,413
  Other current assets                                  2,023          1,639
                                                     --------       --------
    Total current assets                               90,391         89,125
                                                     --------       --------
Property and equipment, at cost
  Land and land improvements                            5,581          5,535
  Building                                             30,455         29,278
  Machinery and equipment                              68,474         62,770
                                                     --------       --------
                                                      104,510         97,583
 Less accumulated depreciation                        (49,055)       (42,550)
                                                     --------       --------
                                                       55,455         55,033
Other assets                                           37,124         20,325
                                                     --------       --------
Total assets                                         $182,970       $164,483
                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                   $  9,296       $  9,728
  Notes payable and current portion
    of long-term debt                                  31,734         16,174
  Other accrued liabilities                            17,105         17,950
                                                     --------       --------
    Total current liabilities                          58,135         43,852
                                                     --------       --------
Long-term debt                                         33,316         13,792
Other liabilities                                          47             25
Deferred income taxes                                   4,148          4,439
Shareholders' equity
  Common stock, $0.01 par value
    Authorized -- 50,000,000 shares
    Issued --  1998: 13,999,240 and
               1997: 13,943,544 shares                    140            140
  Capital in excess of par value                       20,888         20,261
  Retained earnings                                    64,566         80,128
  Unrealized gain on marketable securities              1,786          2,180
  Foreign currency translation adjustments                (56)          (334)
                                                     --------       --------
Total liabilities and shareholders' equity           $182,970       $164,483
                                                     ========       ========


                                 OSMONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars In Thousands)
                                   (Unaudited)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      1998            1997
                                                    --------        --------
CASH FLOWS FROM OPERATIONS:
  Net income (loss)                                 $(15,562)       $  7,648
  Non-cash items included in net income:
    Depreciation and amortization                      5,627           4,118
    Deferred income taxes                             (6,611)            434
    Gain on sale of investments                         (171)           (628)
  Special charges                                     27,706             -
  Changes in assets and liabilities
    (net of business acquisitions)
     Accounts receivable                              (1,136)         (3,005)
     Inventories and other current assets              3,418           2,785
     Accounts payable and accrued liabilities         (7,165)         (2,634)
                                                    --------        --------
  Net cash provided by operations                      6,106           8,718
                                                    --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions
    (net of cash acquired including purchased R&D)   (40,713)        (11,970)
  Purchase of investments                               (576)         (1,658)
  Sale of investments                                  2,729           2,271
  Purchase of property and equipment                  (4,879)         (5,167)
  Sales of property and equipment                        110             374
  Other                                                  193             120
                                                    --------        --------
  Cash used in investing activities                  (43,136)        (16,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and debt                38,000          12,204
  Reduction of debt                                   (4,081)         (2,169)
  Issuance of common stock                               627             800
  Purchase of company stock                              -            (5,249)
                                                    --------        --------
  Net cash provided by financing activities           34,546           5,586
                                                    --------        --------
Effect of exchange rate changes on cash                  278             311
Decrease in cash and cash equivalents                 (2,206)         (1,415)
Cash and cash equivalents -
  beginning of year                                    4,872           5,392
                                                     -------        --------
Cash and cash equivalents -
  end of quarter                                    $  2,666        $  3,977
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

Operating results for the three months and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the full year 1998.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting of comprehensive income and its components. The Company has the following components of comprehensive income:

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       1998           1997
                                                     --------       --------
Net income (loss)                                    $(15,562)      $  7,648
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
      Foreign currency translation adjustments            278           (260)
      Unrealized gains/(losses) on securities:
         Unrealized holding gains (losses)
          during period                             (565)          (596)
            Less:  reclassified adjustment for
            gains included in net income (loss)      171 (394)      628   32
                                                    ---- ----      ---- ----
Other comprehensive income (loss), before tax            (116)          (228)
Income tax expense related to items of
      other comprehensive income (loss)                   (35)           (74)
                                                     --------       --------
Other comprehensive income (loss), net of tax             (81)          (154)
                                                     --------       --------
Comprehensive income (loss)                          $(15,643)      $  7,494
                                                     =========      ========



ITEM II.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            (Dollars In Thousands, Except Share Data)

As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three months and nine months ended September 30, 1998 and 1997.

                                  PERCENT OF SALES          PERCENT OF SALES
                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                                   1998      1997            1998      1997
                                  ------    ------          ------    ------
Sales                              100.0%    100.0%          100.0%    100.0%
Cost of sales                       63.0      60.0            64.2      60.4
                                  ------    ------          ------    ------
Gross profit                        37.0      40.0            35.8      39.6

Selling, general and
  administrative                    25.2      24.7            23.5      24.0
Research, development and
  engineering                        5.9       6.3             5.6       6.5
Special charges                      -         -              19.1       -
                                  ------    ------          ------    ------
Operating expenses                  31.1      31.0            48.2      30.5

Income (loss) from operations        5.9       9.0           (12.4)      9.1
Other income (expense)              (2.4)     (1.5)           (1.9)     (0.6)
                                  ------    ------          ------    ------
Income (loss) from continuing
  operations before income
  taxes                              3.5       7.5           (14.3)      8.5
Income taxes                         1.1       2.1            (2.7)      2.8
                                  ------    ------          ------    ------
Income (loss) from continuing
  operations                         2.4       5.4           (11.6)      5.7
Recovery on discontinued
  operations                         -         -                -        0.3
                                  ------    ------          ------    ------
Net income (loss)                    2.4%      5.4%          (11.6)%     6.0%
                                  ======    ======          ======    ======


SALES
Sales for the third quarter ended September 30, 1998 were $44,606, which is a 5.2% increase from the third quarter of 1997. Year-to-date sales through September 1998 were $134,109, which is a 6.0% increase over the corresponding 1997 level. Acquisitions accounted for all of the third quarter and year-to-date sales increases. Internal sales were affected by a slowdown in capital equipment sales, and in components sold to our OEM customers. Sales also slowed to customers primarily in the Asian and Eastern European markets and partially in the United States.


GROSS MARGIN
Gross margin for the third quarter of 1998 was 37.0% of sales versus 40.0% for the corresponding period in 1997. The gross margin for the nine months ended September 30, 1998 was 35.8%, compared to 39.6% in 1997. Current year-to-date gross margins include a 1.5 percentage point unfavorable impact related to a second quarter special charge for slow moving inventory. The decrease in gross margins is also due to lower utilization of certain production facilities, and to selective price reductions on some products to maintain market share. The Company has taken action to reduce its manufacturing capacity and improve gross margins. On August 21, 1998, the Company announced a plan to reduce employment by 10% and close four manufacturing facilities by the end of the calendar year.


OPERATING EXPENSES
Operating expenses in the third quarter were 31.1% of sales compared to 31.0% in the third quarter of 1997. For the nine months ended September 30, 1998 operating expenses, excluding a special charge in the second quarter, were 29.1% of sales, compared to 30.5% for the same period of 1997. The increase in third quarter operating expenses relates primarily to the implementation of the SAP information system and consulting fees that are being expensed as incurred, as required by recent accounting rule changes, instead of being capitalized as they had been in previous quarters.


SPECIAL CHARGES
In second quarter 1998, the Company recorded special charges of $27,706 ($21,217 net-of-tax or $1.52 per share assuming dilution). Charges included a $23,940 charge to operating expense for purchased research and development related to the acquisitions of Micron Separations, Inc. ($8,620) and Membrex Corp. ($15,320) and a $2,000 charge to cost of sales for slow moving inventory. The special charges also included operating expense charges of $875 for corporate restructuring and consolidation of operations, and $891 for re-engineering costs and write-downs of assets in connection with the Company's implementation of a global information system. The special charges are summarized below:

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


OTHER EXPENSE
Other expense in the third quarter was $1,054, versus $616 for the third quarter of 1997. The increase is primarily the result of interest expense of $375 and $325 on the additional borrowing of $20,000 and $18,000 for the acquisitions of Micron Separations, Inc. during the first quarter of 1998 and Membrex Corp. during the second quarter of 1998.


INCOME TAXES
The effective tax rate for third quarter 1998 was 30.0%. The effective tax rate for the nine months ended September 30, 1998 was 19.1%. In the same period of 1997 the effective tax rate was 32.5%. The difference is primarily the result of purchased R&D that was written off in the second quarter of 1998.


RECOVERY ON DISCONTINUED OPERATIONS
The Company recognized $325 ($0.02 per share assuming dilution) in after tax income in the first quarter of 1997 from a reduction in the reserve for discontinued operations from the Autotrol merger. There was no similar recovery in 1998.


NET INCOME
Net income for the quarter ended September 30, 1998 was $1,091 or $0.08 per basic and diluted share. For the comparable 1997 quarter, net income was $2,296 or $0.16 per basic and diluted share. The September 30, 1998 year-to-date net loss was $(15,562) or $(1.11) per basic and diluted shares, compared to net income of $7,648 or $0.54 per basic share and $.053 per diluted share for the same period of 1997. The current year net loss is due to a second quarter special charge. Without the charge, year-to-date net income would have been $5,655 or $0.40 per basic and diluted shares.


LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 1998, the Company had cash, cash equivalents and marketable securities of $17,081 versus $21,876 at December 31, 1997. The current ratio was 1.6 at September 30, 1998 as compared to 2.0 at year-end 1997.

The Company's long-term debt increased from $13,792 at December 31, 1997 to $33,316 at September 30, 1998. This increase was the result of entering into a new $20,000 long-term loan from an insurance company in March 1998. The Company's current debt increased from $16,174 at December 31, 1997 to $31,734 at September 30, 1998. The increase was the result of the Company using its revolving line of credit to fund the Membrex Corp. acquisition during the second quarter.

The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.


YEAR 2000 READINESS DISCLOSURE

STATE OF READINESS
Osmonics is currently working to fully determine and resolve the potential impact of the Year 2000 on the processing of date-sensitive information by its computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of Osmonics' programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

Osmonics' Year 2000 Project (the Project) began in 1994 with reviews of the Company's business information systems. The objective was to improve access to business information through an integrated, company-wide system which is also Year 2000 compliant.

The Company is using a multi-step approach in conducting the Project. These steps include: needs analysis, resource requirements, remediation and testing, and implementation. The Project plan identified the major issues and alignment of priorities, resources, and contingency plans. The remediation and testing phases will continue through third quarter 1999.

The Project scope includes all computing systems hardware, software, IT infrastructure (such as networks and telecommunications), and all third-party suppliers and vendors. The Company has completed the needs analysis phase of the Project. The Company has not yet completed, corrected and/or tested for all possible Year 2000 compliance issues. The Company is utilizing the services of consulting firms to assist in dealing with Year 2000 issues.

An integral part of the Project is the implementation of SAP, a company-wide integrated business information and accounting system. The Company began
implementing SAP as its primary information system in 1996.   SAP is being
implemented in a two-phase approach. Phase I, the conversion of the previous primary computing system at the Company's headquarters and primary manufacturing facility, in Minnetonka, MN was completed in 1997. Phase II is the business process re-engineering within SAP, and the rollout to other plants. The existing software at three other plants has also been upgraded with Year 2000 compliant versions on an interim basis. As of September 30, 1998, the Company is approximately 75% complete on converting or upgrading its systems to be Year 2000 compliant. The remaining three plants are scheduled to be completed by September 30, 1999.

Very few of the Company's products contain software or embedded microprocessors. The Company has reviewed all of these products and identified only a very few that will be impacted by the year 2000. In all cases, the effect will be in the retrieval and display of logged data and not in the correct operation of the product. A solution for each of the products identified has either been made available, or will made available to our customers prior to the year 2000.

Customers and vendors could be disrupted with their own Year 2000 issues, which could affect their ability to buy Osmonics products or supply Osmonics with raw materials. However, the Company believes this is unlikely, since no single customer or vendor represents more than 5% percent of the Company's present business. Alternative sources of supply are also currently available and the Company believes will be available if needed. However, the demand upon such alternative suppliers could result in the unavailability of some products. The Company is in the process of seeking assurances from its material suppliers that their ability to sell to the
Company will not be materially impacted by any Year 2000 issue.   The
Company does not at this time see the need to develop additional contingency plans to deal with this aspect of the Year 2000 problem.

COST
As of September 30, 1998, the Company has invested over $5,000 during the years 1995-1998 to upgrade its information systems. The remaining cost associated with required modifications just to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total external cost to accelerate the replacement of certain hardware, software, and infrastructure is not expected to exceed $500. The remaining SAP implementation costs and the related business process improvements, which would be incurred in any case, are excluded from the figure above.

RISKS
Although the Company believes that it will be able to correct all material Y2K problems prior to January 1, 2000, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition. For example, the failure to update its business information system could result in delayed performance on contracts, loss of contracts, or lawsuits for failure to perform.

The Project is expected to significantly reduce the Company's level of uncertainty regarding the Year 2000 problem. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be minimal.

The failure of the Company's customers to be Year 2000 Compliant could materially reduce or delay the Company sale of water systems because of budget constraints and the diversion of customer resources to fixing the customers' Year 2000 problems. At this time, the Company does not believe that its customers' Year 2000 problems will materially impact the Company's business.

Readers are cautioned that forward-looking statements contained in the Year 2000 update should be read in conjunction with the company's disclosures under the heading - "Private Securities Litigation Reform Act" - that follows.

CONTINGENCY PLANS
The Company has developed and put in place contingency plans to address internal and external issues specific to the Year 2000 problem, to the extent practicable. The Company believes that due to the widespread nature of potential Year 2000 issues, the contingency planning process may require further modifications as the Company obtains additional information regarding: (1) the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 program; and (2) the status of third party Year 2000 readiness.


PRIVATE SECURITIES LITIGATION REFORM ACT
The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) contains statements that are forward looking. Such statements may relate to plans for future expansion, the Company's cost and expectations as to when it will complete the testing and remediation phases of the Year 2000 readiness project, business acquisition and development activities, capital spending, financing, or the effects of regulation and competition. Such information involves important risks and uncertainties that could significantly affect results in the future. Such results may differ from those expressed in any forward-looking statements made by the Company. These risks and uncertainties include, but are not limited to, those relating to product development, computer systems development, dependence on existing management, global economic and market conditions, and changes in federal or state laws.


                                 OSMONICS, INC.

                                     PART II
                                OTHER INFORMATION


Item 1.    LEGAL PROCEDINGS

           Not Applicable


Item 2.    CHANGE IN SECURITIES

           Not Applicable


Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable


Item 5.    OTHER INFORMATION (Dollars in Thousands)

A.  RESEARCH GRANT TO DEVELOP MEMBRANE SYSTEMS

In the third quarter, the National Institute of Standards and Technology (NIST) awarded Osmonics and Cargill, Inc. jointly a five-year, $3.75 million research grant from its Advanced Technology Program (ATP). The grant will fund the development of solvent-resistant membrane systems for separation applications that currently rely on energy-intensive distillation.

The grant will allow Osmonics to develop new polymeric membranes and system designs with widespread applications in food, pharmaceutical, and petrochemical processing. Because membranes typically require 90% less energy than distillation, these new membrane applications, if commercialized, could help U.S companies save tens of millions in energy costs annually. They may also reduce costs associated with controlling airborne and wastewater emissions.

Osmonics will focus on technology development, and collaborate with Cargill on commercial applications. Cargill is an international marketer, processor, and distributor of agricultural, food, financial, and industrial products with 80,600 people at offices and facilities in 1,000 locations in 65 countries.

B.  SUBSEQUENT EVENT

In October, Osmonics announced that it signed an agreement with Johns Manville to purchase its HYPURE liquid cartridge filter business.
The sale includes a cash purchase of the assets to manufacture the products, as well as a long-term supply agreement for the basic glass fiber. Johns Manville's 1997 sales of cartridges were less than $5 million.

The HYPURE fiberglass disposable filters are high performance, replaceable cartridges with excellent dirt holding capacity. They are used for general industrial liquid filtration, coatings, high-temperature and high-viscosity applications, and organic solvent purification.

With the addition of HYPURE disposable filters to the existing Hytrex, Purtrex, and Selex lines, Osmonics will offer one of the broadest selections of replaceable depth filter cartridges in the industry. HYPURE filters will be manufactured at Osmonics' Minnetonka, MN facility.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  (27) Financial Data Schedule

(b) During the quarter ended September 30, 1998 the Registrant did not file a Form 8-K report.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Dated:    November 13, 1998
               -----------------







                              OSMONICS, INC.
                      -----------------------------------
                               (Registrant)




                      /s/   L. Lee Runzheimer
                      ------------------------------------
                            L. Lee Runzheimer
                            Chief Financial Officer





                      /s/  Howard W. Dicke
                      ------------------------------------
                           Howard W. Dicke
                           Treasurer and Vice President
                           Corporate Development




                      /s/  D. Dean Spatz
                      ------------------------------------
                           D. Dean Spatz
                           Chief Executive Officer