Form 10-Q/A
period 1998-09-30
OSMONICS INC
filed 1998-12-04
CIK 75049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q/A

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


                                 OSMONICS, INC.

                          CONSOLIDATED BALANCE SHEET
                   (Dollars in Thousands, Except Share Data)
                                   (Unaudited)

                                                SEPTEMBER 30,   DECEMBER 31,
                                                    1998            1997
                                                -------------   ------------
ASSETS
Current assets
  Cash and cash equivalents                          $  2,666       $  4,872
  Marketable securities                                14,415         17,004
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $1,127 in 1998, and $888 in 1997                   32,129         28,969
  Inventories                                          32,031         35,228
  Deferred tax assets                                   7,127          1,413
  Other current assets                                  2,023          1,639
                                                     --------       --------
    Total current assets                               90,391         89,125
                                                     --------       --------
Property and equipment, at cost
  Land and land improvements                            5,581          5,535
  Building                                             30,455         29,278
  Machinery and equipment                              68,474         62,770
                                                     --------       --------
                                                      104,510         97,583
 Less accumulated depreciation                        (49,055)       (42,550)
                                                     --------       --------
                                                       55,455         55,033
Other assets                                           37,124         20,325
                                                     --------       --------
Total assets                                         $182,970       $164,483
                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                   $  9,296       $  9,728
  Notes payable and current portion
    of long-term debt                                  31,734         16,174
  Other accrued liabilities                            17,105         17,950
                                                     --------       --------
    Total current liabilities                          58,135         43,852
                                                     --------       --------
Long-term debt                                         33,316         13,792
Other liabilities                                          47             25
Deferred income taxes                                   4,148          4,439
Shareholders' equity
  Common stock, $0.01 par value
    Authorized -- 50,000,000 shares
    Issued --  1998: 13,999,240 and
               1997: 13,943,544 shares                    140            140
  Capital in excess of par value                       20,888         20,261
  Retained earnings                                    64,566         80,128
  Unrealized gain on marketable securities              1,786          2,180
  Foreign currency translation adjustments                (56)          (334)
                                                     --------       --------
Total liabilities and shareholders' equity           $182,970       $164,483
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



     Dated:    December 4, 1998
               ----------------







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