Form 10-Q/A
period 1998-06-30
OSMONICS INC
filed 1999-03-29
CIK 75049

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-Q/A

               /X/   Quarterly Report Pursuant to Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934
                          For Quarter Ended June 30, 1998

                                        OR

                     Transition Report Pursuant to Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934
                        For the transition period from       to
                                                        ----     ----

                                Commission File No.  1-12714


                                   OSMONICS, INC.
               (Exact name of registrant as specified in its charter)

                    MINNESOTA                           41-0955759
           (State or other jurisdiction of           (I.R.S. Employer
           Incorporation or organization)          Identification Number)

            5951 CLEARWATER DRIVE, MINNETONKA, MN          55343
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

                                   Yes  X    No
                                       ---      ---
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At February 28, 1999, 14,008,163 shares of the issuer's Common Stock, $0.01 par value, were outstanding.


                                    OSMONICS, INC.

                                        INDEX


          PART I.  FINANCIAL INFORMATION                              PAGE

            ITEM I.  FINANCIAL STATEMENTS

                 Consolidated Statements of Operations -                 2
                 For the Three and Six Months Ended
                  June 30, 1998 (as restated) and 1997

                 Consolidated Balance Sheets -                           3
                 June 30, 1998 (as restated) and December 31, 1997

                 Consolidated Statements of Cash Flows -                 4
                 For the Six Months Ended
                 June 30, 1998 (as restated) and 1997

                 Notes to Consolidated Financial Statements -          5-8

            ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS    9-12

          PART II. OTHER INFORMATION

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                     OF SECURITY HOLDERS                                12

            ITEM 5.  A.  ISO 9001 CERTIFICATION                         13

                     B.  ADVANCE NOTICE REQUIREMENT                     13

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                   13


          SIGNATURES                                                    14


                             OSMONICS, INC.
                                 PART I
                         FINANCIAL INFORMATION


          ITEM I - FINANCIAL STATEMENTS


                                      OSMONICS, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In Thousands Except Per Share Data)

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                --------------------       ---------------
                                  (As Restated) *           (As Restated) *
                                    1998      1997         1998      1997
                                   ------    ------       ------    ------

          Sales                   $47,353   $41,789      $89,503   $84,102

          Cost of sales            31,908    24,931       57,951    50,895
                                   ------    ------       ------    ------
          Gross profit             15,445    16,858       31,552    33,207

          Less:
            Selling, general
            and administrative     10,507    10,205       20,381    19,922

            Research, development
            and engineering         2,519     2,773        4,847     5,559

            Special charges         7,988       -          7,988       -
                                   ------    ------       ------    ------
          Income (loss) from
          operations               (5,569)    3,880       (1,664)    7,726

          Other income (expense)     (981)       23       (1,557)      (78)
                                   ------    ------       ------    ------
          Income (loss) from
            continuing operations
            before income taxes    (6,550)    3,903       (3,221)    7,648

          Income taxes             (1,267)    1,310         (102)    2,621
                                   ------    ------       ------    ------
          Income (loss) from
            continuing operation   (5,283)    2,593       (3,119)    5,027

          Recovery on
            discontinued
            operations                -         -            -         325
                                   ------    ------       ------    ------
          Net income (loss)       $(5,283)   $2,593      $(3,119)   $5,352
                                   ======    ======       ======    ======

          Earnings per share
           - basic

          Income (loss) from
            continuing operations $ (0.38)   $ 0.18      $ (0.22)   $ 0.36
            Net income            $ (0.38)   $ 0.18      $ (0.22)   $ 0.38

          Earnings per share
           _ assuming dilution

             Income (loss) from
             continuing
             operations          $ (0.38)    $ 0.18      $ (0.22)   $ 0.35

             Net income          $ (0.38)    $ 0.18      $ (0.22)   $ 0.37

          Average shares
           outstanding
             Basic                13,962     14,071       13,956    14,137
             Assuming dilution    13,962     14,362       13,956    14,450

          * See Restatement of Quarterly Financial Statements in notes to the condensed consolidated financial statements.



                                 OSMONICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands Except Share Data)

                                                 June 30,      December 31,
                                                   1998           1997
                                                 --------       --------
          ASSETS                                (As Restated) *
          Current assets
            Cash and cash equivalents              $ 3,899       $ 4,872
            Marketable securities                   15,632        17,004
            Trade accounts receivable, net of
              allowance for doubtful accounts of
              $1,001 in 1998, and $888 in 1997      30,767        28,969
            Inventories                             34,391        35,228
            Deferred tax assets                      7,227         1,413
            Other current assets                     2,142         1,639
                                                   -------       -------
              Total current assets                  94,058        89,125
                                                   -------       -------
          Property and equipment, at cost
            Land and land improvements               5,606         5,535
            Building                                30,304        29,278
            Machinery and equipment                 68,802        62,770
                                                   -------       -------
                                                   104,712        97,583
          Less accumulated depreciation            (48,681)      (42,550)
                                                   -------       -------
                                                    56,031        55,033
          Other assets                              51,369        20,325
                                                   -------       -------
          Total assets                            $201,458      $164,483
                                                   =======       =======

          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current liabilities
            Accounts payable                      $ 12,960      $  9,728
            Notes payable and current portion
              of long-term debt                     32,156        16,174
            Other accrued liabilities               18,888        17,950
                                                   -------       -------
              Total current liabilities             64,004        43,852
                                                   -------       -------
          Long-term debt                            33,819        13,792
          Other liabilities                             21            25
          Deferred income taxes                      4,296         4,439
          Shareholders' equity
            Common stock, $0.01 par value
              Authorized -- 50,000,000 shares
              Issued --  1998: 13,971,873 and
                         1997: 13,943,544 shares     140           140
            Capital in excess of par value          20,612        20,261

            Retained earnings                       77,009        80,128
            Unrealized gain on marketable
             securities                              1,924         2,180
            Foreign currency translation
              adjustments                            (367)          (334)
                                                   -------       -------
             Total liabilities and
             shareholders' equity                 $201,458      $164,483
                                                   =======       =======

          * See Restatement of Quarterly Financial Statements in notes to the condensed consolidated financial statements.


                                    OSMONICS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)

                                                     Six Months Ended
                                                         June 30,
                                                    1998           1997
                                                  --------       --------
                                              (As Restated) *
          Cash flows from operations:
            Net income (loss)                    $ (3,119)      $  5,352
            Non-cash items included in
             net income:
              Depreciation and amortization          3,769         2,632
              Deferred income taxes                 (2,602)          111
              Gain on sale of investments             (180)         (560)
            Special charges                          9,988           -
            Changes in assets and liabilities
               (net of business acquisitions)
               Accounts receivable                     226        (1,057)
               Inventories and other
                current assets                         939         3,450
               Accounts payable and accrued
                liabilities                         (1,743)       (5,884)
                                                   -------       -------
            Net cash provided by operations          7,278         4,044
                                                   -------       -------

          Cash flows from investing activities:
            Business acquisitions
              (net of cash acquired including
                purchased R&D)                     (40,713)      (10,203)
            Purchase of investments                   (457)         (461)
            Sale of investments                      1,615         1,251
            Purchase of property and equipment      (3,821)       (3,498)
            Sales of property and equipment            110            57
            Other                                     (147)           86
                                                   -------       -------
            Cash used in investing activities      (43,413)      (12,768)
                                                   -------       -------

          Cash flows from financing activities:
            Proceeds from notes payable and debt    37,000        12,284
            Reduction of debt                       (2,156)         (103)
            Issuance of common stock                   351           545
            Purchase of company stock                  -          (5,249)
                                                   -------       -------
            Net cash provided by financing
             activities                             35,195         7,477
                                                   -------       -------
          Effect of exchange rate changes on cash      (33)          270
          Decrease in cash and cash equivalents       (973)         (977)
          Cash and cash equivalents -
            beginning of year                        4,872         5,392
                                                   -------       -------
          Cash and cash equivalents -
            end of quarter                         $ 3,899       $ 4,415
                                                   =======       =======

        * See Restatement of Quarterly Financial Statements in notes to the condensed consolidated financial statements.


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

          COMPREHENSIVE INCOME:
          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive
          Income which establishes standards for the reporting of comprehensive income and its components. The Company has the following components of comprehensive income:

                                                   Six Months Ended June 30,
                                                     1998            1997
                                                    ------          ------
          Net income (loss)                        $(3,119)         $5,352

          Other comprehensive income (loss),
            before tax:
            Foreign currency translation
              adjustments                              (33)           (270)
            Unrealized gains/(losses) on
              securities                              (256)           (572)
                                                    ------          ------
          Other comprehensive income (loss),
            before tax                                (289)           (842)
          Income tax expense related to items of
            other comprehensive income (loss)          (98)           (286)
                                                    ------          ------
          Other comprehensive income (loss),
            net of tax                                (191)           (556)
                                                    ------          ------
          Comprehensive income (loss)              $(3,310)         $4,796
                                                    ======          ======

          SEGMENT INFORMATION
          In June 1997, The Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes the required segment information disclosure under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure income statement and balance sheet items. The Statement is effective for fiscal years beginning after December 15, 1997; however, application is not required for interim periods in the initial year of its application. The Company adopted the Statement effective January 1, 1998.


          ACQUISITION OF COMPANIES:
          The Company announced during the first quarter of 1998 the acquisition for cash of all the equity interest in Micron Separations, Inc. (MSI) of Westborough, Massachusetts, for a total consideration of approximately $25,000.

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

          The Company announced during the second quarter of 1998 the acquisition for cash of all the equity interest in Membrex Corp. (Membrex) of Fairfield, New Jersey. The acquisition was approved by Membrex shareholders on April 15, 1998 and was recorded under the purchase method of accounting. Total consideration of the acquisition approximated $16,000 plus assumed net liabilities of approximately $3,000. Membrex sales in 1997 were less than $10 million and would not have had a material impact on Osmonic's earnings.

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

          To finance the acquisition, the Company expanded its revolving line of credit with a commercial bank to $35,000.

          Pro forma 1997 combined financial results of Osmonics, Inc., MSI and Membrex would be as follows:

          1997:                     Osmonics      MSI      Membrex    Combined
          ----                      --------     ------    -------    --------
          Sales                     $164,905   $ 10,038    $ 6,333    $181,276
          Income from operations      13,359        244     (1,920)     11,683
          Net income                   9,793     (1,233)    (3,237)      5,323
          Net income per share -
              assuming dilution        $0.68                             $0.37

          1997 financial results of MSI include $3,200 of non-recurring charges associated with the settlement of a patent infringement lawsuit.

          The pro forma combined impact on financial results for first and second quarter of 1998 was not material.


          RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS:
          Subsequent to the issuance of the Company's June 30, 1998 condensed consolidated financial statements, the Securities and Exchange Commission (SEC) issued new guidance on its views regarding the valuation methodology used in determining purchased in-process technology expensed on the date of acquisition. The Company has not been contacted by the SEC; however, the Company has modified its methods used to value the purchased in-process technology related to the acquisitions of Micron Separations, Inc. and Membrex Corporation. The revised valuation is based on methods prescribed in a letter dated September 9, 1999 from the SEC on purchased in-process technology sent to the American Institute of Certified Public Accountants. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired in-process research and development at the date of acquisition. As a result of the revised valuations, the Company's financial statements for the period ended June 30, 1998 have been restated to reduce the amount of purchase price allocated to in-process technology by $17,718 and to increase intangible assets by $17,718. The change had no impact on net cash flows from operations.

          The following table outlines the revisions to previously published condensed consolidated financial statements (in thousands, except per share amounts):

                               Three Months Ended     Six Months Ended
                                 June 30, 1998          June 30, 1998
                             As Previously           As Previously
                             Reported   As Restated  Reported   As Restated
                             --------   -----------  --------   -----------

          Selling, general
            and
            administrative    $10,359      $10,507    $20,233       $20,381
          Special charges      25,706        7,988     25,706         7,988
          Income (loss) from
            Operations        (23,139)      (5,569)   (19,234)       (1,664)
          Income (loss) from
            continuing
            operations
            before income
            taxes             (24,120)      (6,550)   (20,791)       (3,221)
          Income taxes         (5,303)      (1,267)    (4,138)         (102)
          Income (loss)
            from continuing
            operations        (18,817)      (5,283)   (16,653)       (3,119)
          Net income (loss)   (18,817)      (5,283)   (16,653)       (3,119)
          EPS Basic           $ (1.35)     $ (0.38)   $ (1.19)      $ (0.22)
          EPS Diluted         $ (1.35)     $ (0.38)   $ (1.19)      $ (0.22)


                                                  At June 30, 1998
                                           As Previously
                                             Reported          As Restated
                                            -----------        -----------

            Other assets                      $ 37,835            $ 51,369
            Total assets                       187,924             201,458
            Shareholder's equity                85,784              99,318
            Total liabilities and
              shareholders' equity             187,924             201,458


          MANAGEMENTS DISCUSSION AND ANALYSIS OF IN-PROCESS R&D CHARGES:
          The In-Process R&D acquired with the acquisition of Micron Separations, Inc. was determined to have a fair value of $1.9 million based on the Percent Complete Method. Out of nine on-going projects, there are three major programs involving development of specialized membranes for microporous filtration, diagnostics and genetic research.

          The first major project, judged to be 20% complete at acquisition, could result in a class of membranes that could replace a sole source product at approximately half the cost. If successful, this will generate 5-10% margin improvement on products assembled with this membrane. A patent has since been applied for and the savings are expected to accrue in third quarter 1999.

          The second major project, 40% complete at acquisition, has also resulted in a patent application. This development allows the tailoring of membrane to provide unique surface characteristics for biotech, diagnostic and filtration applications. A patent disclosure has also been filed on results of a companion project which successfully allows the treatment of certain membranes to insure their utility in applications that require membrane wettability. Commercialization of this project is expected by mid-1999.

          The third major project, 50% complete at acquisition, resulted in a competitive membrane useful in genetic research and protein analysis. It is expected to be commercialized in late 1998.

          The other six projects are expected to result in new or improved products, and an improved production process that will reduce product costs.

          No material changes from historical pricing, margin and expense levels are anticipated. A risk-adjusted discount rate of 18% was applied to the projected cash flows to determine the fair value of the In-Process R&D. Less than $1 million of funding is projected to complete these projects, including capital expenditures.

          The fair value of the In-Process R&D acquired with Membrex was valued at $4.3 million by the Percent Complete Method. Two products contributed to the total value: 1) WasteWizard fluid separation units valued at $3.2 million, and 2) Mini WasteWizard units valued at $1.1 million.

          The WasteWizard unit is an ultrafiltration system used for recycling of various aqueous based fluids including hard surface cleaners and metal cutting fluids. The new product could provide significant process cost savings by minimizing chemical usage and wastewater generation. The Mini WasteWizard unit is a smaller version of the of the WasteWizard unit with a process capacity of less than 50 gallons per day. Both are protected by 5 U.S. patents pending.

          At the time of the acquisition, the WasteWizard unit and Mini WasteWizard unit were 85% and 50% complete, respectively. The WasteWizard unit is scheduled to be completed and introduced in Q2 1999 with full sales impact anticipated in Q3 1999. The Mini WasteWizard is scheduled for field trials through Q4 1999 and market introduction in Q1 2000. Less than $1 million of funding is projected to complete these projects, including capital expenditures for molds and other tooling.

          No material changes from historical pricing, margin and expense levels are anticipated. A risk-adjusted discount rate of 20% was applied to the projected cash flows to determine the fair value of the In-Process R&D.


          ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (Dollars in thousands, except share data)

          The Company has restated its financial statements as disclosed in the notes to the financial statements.

          As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three months and six months ended June 30, 1998 and 1997.

                                   Percent of Sales       Percent of Sales
                                   ----------------       ----------------
                                  Three Months Ended      Six Months Ended
                                        June 30,              June 30,
                                        --------              --------
                                    1998      1997         1998       1997
                                    ----      ----         ----       ----
          Sales                    100.0%    100.0%       100.0%     100.0%
          Cost of sales             67.4      59.7         64.7       60.5
                                   -----     -----        -----      -----
          Gross profit              32.6      40.3         35.3       39.5

          Selling, general and
            administrative          22.2      24.4         22.8       23.7
          Research, development
            and engineering          5.3       6.6          5.4        6.6
          Special charges           16.9        -           8.9         -
                                   -----     -----         -----     -----
          Operating expenses        44.4      31.0         37.1       30.3

          Income (loss) from
            operations             (11.8)      9.3         (1.8)       9.2
          Other income (expense)    (2.0)       -          (1.7)      (0.1)
                                   -----     -----        -----      -----
          Income (loss) from
            Continuing operations
            before income taxes    (13.8)      9.3         (3.5)       9.1
          Income taxes              (2.7)      3.1          -          3.1
                                   -----     -----        -----      -----
          Income (loss) from
            continuing operations  (11.1)      6.2         (3.5)       6.0
          Recovery on discontinued
            operations                -         -            -         0.4
                                   -----     -----        -----      -----
          Net income               (11.1)%     6.2%        (3.5)%      6.4%
                                   =====     =====        =====      =====


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


          OPERATING EXPENSES
          Operating expenses were recorded at 44.4% of sales for the second quarter of 1998 compared to 31.0% in the second quarter of 1997. In the second quarter of 1998, the Company recorded a special charge of $7,988 as operating expense (see Special Charge discussion below). Operating expenses, excluding special charges, decreased to 27.5% in the second quarter of 1998 from 31.0% in the second quarter of 1997.

          On a year-to-date basis, excluding special charges, operating expenses were 28.2% for the six months ended June 30, 1998 versus 30.3% for the same period last year. The second quarter and year-to-date improvement in operating expenses is the result of continued expense control efforts.

          SPECIAL CHARGES *
          In second quarter 1998, the Company recorded special charges of $9,988 ($7,569 net-of-tax or $0.54 per share assuming dilution). Charges include a $6,222 charge to operating expense for purchased research and development related to the acquisitions of Micron Separations, Inc. ($1,902) and Membrex Corp. ($4,320) and a $2,000 charge to cost of sales for slow moving inventory. The special charges also include operating expense charges of $875 for corporate restructuring and consolidation of operations, and $891 for re-engineering costs and write-downs of assets in connection with the Company's implementation of a global information system. The special charges are summarized below:

               In-process R&D *                       $ 6,222
               Corporate restructuring                    875
               SAP / Re-engineering costs                 891
               Slow moving inventory                    2,000
                                                      -------
                 Gross special charges                $ 9,988
                 Less slow moving inventory in COS     (2,000)
                                                      -------
                 Special charge in Operating Expense  $ 7,988
                                                      =======

          * See Restatement of Quarterly Financial Statements in notes to the condensed consolidated financial statements.


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


          INCOME TAXES
          The effective tax rate for the six months ended June 30, 1998 was 3.2%. This rate represents a decrease from the 31.7% rate incurred for calendar year 1997, due primarily to the non-deductibility of the Micron Separations, Inc. in-process R&D that was written off in second quarter 1998 and to lower R&D tax credits. Under purchase accounting for a nontaxable business combination, the Micron Separations, Inc. purchased research and development special charge of $1,902 was expensed on a gross basis (not tax-effected).


          RECOVERY ON DISCONTINUED OPERATIONS
          The Company recognized $325 ($0.02 per share assuming dilution) in after tax income in the first quarter of 1997 from a reduction in the reserve for discontinued operations from the Autotrol merger. There was no similar recovery in 1998.


          NET INCOME (LOSS)
          Net income (loss) for the quarter ended June 30, 1998 was $(5,283). Excluding special charges, net income was $2,400 versus $2,593 for the quarter ended June 30, 1997. Net income per common share assuming dilution for the quarter was $(0.38) or $0.17 excluding special charges, versus $0.18 for the same period last year. Year-to-date net income (loss) was $(3,119) or $4,564 excluding special charges, versus $5,352 for the same period last year. Net income per common share assuming dilution year-to-date was $(0.22) or $0.32 excluding special charges, versus $0.37 in 1997.


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


          PRIVATE SECURITIES LITIGATION REFORM ACT
          The Private Securities Litigation Reform Act provides a safe harbor for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) contains statements that are forward looking. Such statements may relate to plans for future expansion, business acquisition and development activities, capital spending, financing, or the effects of regulation and competition. Such information involves important risks and uncertainties that could significantly affect results in the future. Such results may differ from those expressed in any forward-looking statements made by the Company. These risks and uncertainties include, but are not limited to, those relating to product development, computer systems development, dependence on existing management, global economic and market conditions, changes in federal or state laws, and revisions in accounting industry methodology.


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


               Also, the matter of amending the Osmonics 1993 Stock Option and Compensation Plan to increase the shares reserved from 300,000 to 800,000 was approved by the shareholders. Vote results were as follows:
                                             In Favor   Withheld   Abstain
                                             --------   --------   -------

               Amend 1993 Stock Option and
                 Compensation Plan          9,595,493   2,347,24   179,280


          Item 5.   OTHER INFORMATION

          A.  ISO 9001 Certification

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

          The registrars establish that management is involved in the quality system and that detailed procedures and instructions are documented for all operations within the company that affect quality and that employees are trained to carry out every operation. An on-site audit of the complete Quality System is then conducted to verify ISO 9001 compliance.

          B.  Advance Notice Requirement

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




          Dated:  March 29, 1999
                  --------------




                                               OSMONICS, INC.
                                     ----------------------------------
                                                (Registrant)




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