Form 10-Q/A
period 1998-09-30
OSMONICS INC
filed 1999-03-29
CIK 75049

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                        __________________________________

                                   FORM 10-Q/A

            /X/   Quarterly Report Pursuant to Section 13 or 15 (d)
                      of the Securities Exchange Act of 1934
                       For Quarter Ended September 30, 1998

                                      OR

            / /   Transition Report Pursuant to Section 13 or 15 (d)
                      of the Securities Exchange Act of 1934
                    For the transition period from ____ to ____

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


                              OSMONICS, INC.

                                  INDEX


PART I.  FINANCIAL INFORMATION                                         PAGE

   ITEM I.  FINANCIAL STATEMENTS

        Consolidated Statements of Operations                             2
        For the Three and Nine Months Ended
         September 30, 1998 (as restated) and 1997

        Consolidated Balance Sheets                                       3
         September 30, 1998 (as restated) and December 31, 1997

        Consolidated Statements of Cash Flows                             4
        For the Nine Months Ended
         September 30, 1998 (as restated) and 1997

        Notes to Consolidated Financial Statements                      5-8

   ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS              9-14


PART II. OTHER INFORMATION

   ITEM 1.   LEGAL PROCEDINGS                                            15

   ITEM 2.   CHANGES IN SECURITIES                                       15

   ITEM 3.   DEFAULTS UPON SENIOR SECURITES                              15

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS                                         15

   ITEM 5.   OTHER INFORMATION                                           16

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            16


SIGNATURES                                                               17


                              OSMONICS, INC.
                                  PART I
                           FINANCIAL INFORMATION


ITEM I - FINANCIAL STATEMENTS

                              OSMONICS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In Thousands Except Per Share Data)

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       (As Restated)*       (As Restated)*
                                       1998     1997        1998      1997

Sales                                $44,606  $42,420    $134,109  $126,522

Cost of sales                         28,100   25,466	     86,051    76,361
                                      ------   ------      ------    ------
Gross profit                          16,506   16,954      48,058    50,161

Less:
  Selling, general
  and administrative                  11,406  	10,461      31,787    30,383

  Research, development
  and engineering                      2,636    2,676       7,483     8,235

  Special charges                        -        -         7,988       -
                                      ------   ------      ------    ------
Income (loss) from operations          2,464    3,817         800    11,543

Other income (expense)                (1,054) 	  (616)     (2,611)     (694)
                                      ------   ------      ------    ------
Income (loss) from continuing
  operations before income taxes       1,410    3,201      (1,811)   10,849

Income taxes                             433      905         331     3,526
                                      ------   ------      ------    ------
Income (loss) from continuing            977    2,296      (2,142)    7,323
  operations

Recovery on discontinued operations	     - 	      -    	      -         325
                                      ------   ------      ------    ------
Net income (loss)                    $   977  $ 2,296 	   $(2,142)  $ 7,648
                                      ======   ======      ======    ======

Earnings per share - basic
  Income (loss) from
     continuing operations           $  0.07  $  0.16     $ (0.15)  $  0.52
  Net income                         $  0.07  $  0.16     $ (0.15)  $  0.51

Earnings per share - assuming dilution
  Income (loss) from
    continuing operations            $  0.07  $  0.16     $ (0.15)  $  0.54
  Net income                         $  0.07  $  0.16     $ (0.15)  $  0.53

Average shares outstanding
  Basic                               13,982   13,920      13,964    14,064
  Assuming dilution                   14,192   14,285      13,964    14,360

  *See Restatement of Quarterly Financial Statements in notes to the condensed consolidated financial statements.


                              OSMONICS, INC.
                        CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Share Data)

                                               September 30,    December 31,
                                                   1998             1997
                                                 --------         --------
ASSETS                                        (As Restated)*
Current assets
  Cash and cash equivalents                      $  2,666         $  4,872
  Marketable securities                            14,415           17,004
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $1,127 in 1998, and $888 in 1997               32,129           28,969
  Inventories                                      32,031           35,228
  Deferred tax assets                               7,127            1,413
  Other current assets                              2,023            1,639
                                                 --------         --------
    Total current assets                           90,391           89,125
Property and equipment, at cost
  Land and land improvements                        5,581            5,535
  Building                                         30,455           29,278
  Machinery and equipment                          68,474           62,770
                                                 --------         --------
                                                  104,510           97,583
  Less accumulated depreciation                   (49,055)         (42,550)
                                                   55,455           55,033
Other assets                                       50,544           20,325
                                                 --------         --------
Total assets                                     $196,390         $164,483

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                               $  9,296         $  9,728
  Notes payable and current portion
    of long-term debt                              31,734           16,174
  Other accrued liabilities                        17,105           17,950
                                                 --------         --------
    Total current liabilities                      58,135           43,852
                                                 --------         --------
Long-term debt                                     33,316           13,792
Other liabilities                                      47               25
Deferred income taxes                               4,148            4,439
Shareholders' equity
  Common stock, $0.01 par value
    Authorized -- 50,000,000 shares
    Issued --  1998: 13,999,240 and
               1997: 13,943,544 shares                140              140
Capital in excess of par value                     20,888           20,261
  Retained earnings                                77,986           80,128
  Unrealized gain on marketable securities	         1,786            2,180
  Foreign currency translation adjustments	           (56)            (334)
                                                 --------         --------
   Total liabilities and shareholders' equity    $196,390         $164,483

  *See Restatement of Quarterly Financial Statements in notes to the condensed consolidated financial statements.


                              OSMONICS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                                      Nine Months Ended
                                                        September 30,
                                                    1998             1997
                                                  --------         --------
                                                (As Restated)*
Cash flows from operations:
  Net income (loss)                              $ (2,142)        $  7,648
  Non-cash items included in net income:
    Depreciation and amortization                   5,923            4,118
    Deferred income taxes                          (2,609)             434
    Gain on sale of investments                      (171)            (628)
  Special charges                                   9,988              -
  Changes in assets and liabilities
    (net of business acquisitions)
    Accounts receivable                            (1,136)          (3,005)
    Inventories and other current assets            3,418            2,785
    Accounts payable and accrued liabilities	      (7,165)          (2,634)
                                                  -------          -------
Net cash provided by operations                     6,106            8,718
                                                  -------          -------
Cash flows from investing activities:
  Business acquisitions
   (net of cash acquired including purchased R&D) (40,713)         (11,970)
  Purchase of investments                            (576)          (1,658)
  Sale of investments                               2,729            2,271
  Purchase of property and equipment               (4,879)          (5,167)
  Sales of property and equipment                     110              374
  Other                                               193              120
                                                  -------          -------
  Cash used in investing activities               (43,136)         (16,030)
                                                  -------          -------
Cash flows from financing activities:
  Proceeds from notes payable and debt             38,000           12,204
  Reduction of debt                                (4,081)          (2,169)
  Issuance of common stock                            627              800
  Purchase of company stock                           -             (5,249)
                                                  -------          -------
  Net cash provided by financing activities        34,546            5,586
                                                  -------          -------
Effect of exchange rate changes on cash               278              311
Decrease in cash and cash equivalents              (2,206)          (1,415)
Cash and cash equivalents - beginning of year       4,872            5,392
                                                  -------          -------
Cash and cash equivalents - end of quarter       $  2,666         $  3,977
                                                  =======          =======

  *See Restatement of Quarterly Financial Statements in notes to the condensed consolidated financial statements.


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

COMPREHENSIVE INCOME:
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income"
which establishes standards for the reporting of comprehensive income and its components.  The Company has the following components of comprehensive income:
                                                    Nine Months Ended
                                                       September 30,
                                                   1998             1997
                                                  ------           ------
Net income (loss)                                $(2,142)         $ 7,648
Other comprehensive income (loss), before tax:
   Foreign currency translation adjustments	         278             (260)
   Unrealized gains/(losses) on securities          (394)              32
                                                  ------           ------
Other comprehensive income (loss), before tax       (116)            (228)
Income tax expense related to items of
   other comprehensive income (loss)                 (35)             (74)
                                                  ------           ------
Other comprehensive income (loss), net of tax        (81)            (154)
                                                  ------           ------
Comprehensive income (loss)                      $(2,223)         $ 7,494
                                                  ======           ======


SEGMENT INFORMATION:
In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.
SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes the required segment information disclosure under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items. The Statement is effective for fiscal years beginning after December 15, 1997; however, application is not required for interim periods in the initial years of its application. The Company adopted the Statement effective January 1, 1998.

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

To finance the acquisition, the Company expanded its revolving line of credit with a commercial bank to $35,000.

Pro forma 1997 combined financial results of Osmonics, Inc., MSI and Membrex would be as follows:

1997:                                 Osmonics     MSI     Membrex   Combined
-----                                 --------   -------   -------   --------
Sales                                 $164,905   $10,038   $ 6,333   $181,276
Income from operations                  13,359       244    (1,920)    11,683
Net income                               9,793    (1,233)   (3,237)     5,323
Net income per share -
      assuming dilution                  $0.68                          $0.37

1997 financial results of MSI include $3,200 of non-recurring charges associated with the settlement of a patent infringement lawsuit.

The pro forma combined impact on financial results for first, second and third quarter of 1998 was not material.


RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS:
Subsequent to the issuance of the Company's September 30, 1998 condensed consolidated financial statements, the Securities and Exchange Commission (SEC) issued new guidance on its views regarding the valuation methodology used in determining purchased in-process technology expensed on the date of acquisition. The Company has not been contacted by the SEC; however, the Company has modified its methods used to value the purchased in-process technology related to the acquisitions of Micron Separations, Inc. and Membrex Corporation. The revised valuation is based on methods prescribed in a letter dated September 9, 1998 from the SEC on purchased in-process technology sent to the American Institute of Certified Public Accountants. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired in-process research and development at the date of acquisition. As a result of the revised valuations, the Company's financial statements for the period ended September 30, 1998 have been restated to reduce the amount of purchase price allocated to in-process technology by $17,718 and to increase intangible assets by $17,718. The change had no impact on net cash flows from operations.

The following table outlines the revisions to previously published condensed consolidated financial statements (in thousands, except per share amounts):

                                 Three Months Ended      Nine Months Ended
                                 September 30, 1998      September 30, 1998
                                 ------------------      ------------------
                                As Previously   As      As Previously   As
                                  Reported   Restated   Reported     Restated

Selling, general and               $11,258    $11,406    $31,491     $31,787
  and administrative
Special charges                        -          -       25,706       7,988
Income (loss) from operations        2,612      2,464    (16,622)        800
Income (loss) from continuing
   operations before income taxes    1,558      1,410     (19,233)    (1,811)
Income taxes                           467        433     (3,671)        331
Income (loss) from continuing
   operations                        1,091        977    (15,562)     (2,142)
Net income (loss)                    1,091        977    (15,562)     (2,142)
EPS Basic                           $ 0.08     $ 0.07     $(1.11)     $(0.15)
EPS Diluted                         $ 0.08     $ 0.07     $(1.11)     $(0.15)


                                                    At September 30, 1998
                                                  As Previously
                                                    Reported     As Restated
                                                    ---------     ---------
  Other assets                                      $ 37,124      $ 50,544
  Total assets                                       182,970       196,390
  Shareholder's equity                                87,324       100,744
  Total liabilities and shareholders' equity         182,970       196,390


MANAGEMENTS DISCUSSION AND ANALYSIS OF IN-PROCESS R&D CHARGES:
The In-Process R&D acquired with the acquisition of Micron Separations, Inc. was determined to have a fair value of $1.9 million based on the "Percent Complete" Method. Out of nine on-going projects, there are three major programs involving development of specialized membranes for microporous filtration, diagnostics and genetic research.

The first major project, judged to be 20% complete at acquisition, could result in a class of membrane that could replace a sole source product at approximately half the cost. If successful, this will generate 5-10% margin improvement on products assembled with this membrane. A patent has since been applied for and the savings are expected to accrue in third quarter 1999.

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

The fair value of the In-Process R&D acquired with Membrex was valued at $4.3 million by the "Percent Complete" Method. Two products contributed to the total value: 1) WasteWizard fluid separation units valued at $3.2 million, and
2) Mini WasteWizard units valued at $1.1 million.

The WasteWizard unit is an ultrafiltration system used for recycling of various aqueous based fluids including hard surface cleaners and metal cutting fluids. The new product could provide significant process cost savings by minimizing chemical usage and wastewater generation. The Mini WasteWizard unit is a smaller version of the WasteWizard with a process capacity of less than 50 gallons per day. Both are protected by 5 U.S. patents pending.

At the time of the acquisition, the WasteWizard unit and Mini WasteWizard unit were 85% and 50% complete, respectively. The Waste Wizard is scheduled to be completed and introduced in Q2 1999. The Mini WasteWizard unit is scheduled for field trials through Q4 1999 and market introduction in Q1 2000. Less than $1 million of funding is projected to complete these projects, including capital expenditures for molds and other tooling.

No material changes from historical pricing, margin and expense levels are anticipated. A risk-adjusted discount rate of 20% was applied to the projected cash flows to determine the fair value of the In-Process R&D.


ITEM II. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         (Dollars in thousands, except share data)

The Company has restated its financial statements as disclosed in the notes to the financial statements.

As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three months and nine months ended September 30, 1998 and 1997.

                                       Percent of Sales    Percent of Sales
                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                         -------------       -------------
                                         1998    1997        1998    1997
                                         ----    ----        ----    ----
Sales                                   100.0%  100.0%      100.0%  100.0%
Cost of sales                            63.0    60.0        64.2    60.4
                                         ----    ----        ----    ----
Gross profit                             37.0    40.0        35.8    39.6

Selling, general and administrative      25.6    24.7        23.7    24.0
Research, development and engineering     5.9     6.3         5.6     6.5
Special charges                            -       -          6.0      -
                                         ----    ----        ----    ----
Operating expenses                       31.5    31.0        35.3    30.5

Income (loss) from operations             5.5     9.0         0.5     9.1
Other income (expense)                   (2.4)   (1.5)	      (1.9)   (0.6)
                                         ----    ----        ----    ----
Income (loss) from continuing
   operations before income taxes         3.1     7.5        (1.4)    8.5
Income taxes                              0.9     2.1         0.2     2.8
                                         ----    ----        ----    ----
Income (loss) from continuing operations  2.2     5.4        (1.6)    5.7
Recovery on discontinued operations	       -       -           -      0.3
                                         ----    ----        ----    ----
Net income (loss)                         2.2%    5.4%       (1.6)%   6.0%
                                         ====    ====        ====    ====

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


OPERATING EXPENSES
Operating expenses in the third quarter were 31.5% of sales compared to 31.0% in the third quarter of 1997. For the nine months ended September 30, 1998 operating expenses, excluding a special charge in the second quarter, were 29.3% of sales, compared to 30.5% for the same period of 1997. The increase in third quarter operating expenses relates primarily to the implementation of the SAP information system and consulting fees that are being expensed as incurred, as required by recent accounting rule changes, instead of being capitalized as they had been in previous quarters.


SPECIAL CHARGES*
In second quarter 1998, the Company recorded special charges of $9,988 ($7,569 net-of-tax or $0.54 per share assuming dilution). Charges included a $6,222 charge to operating expense for purchased research and development related to the acquisitions of Micron Separations, Inc. ($1,902) and Membrex Corp. ($4,320) and a $2,000 charge to cost of sales for slow moving inventory. The special charges also included operating expense charges of $875 for corporate restructuring and consolidation of operations, and $891 for re-engineering costs and write-downs of assets in connection with the Company's implementation of a global information system. The special charges are summarized below:

      In-process R&D *                                    $ 6,222
      Corporate restructuring                                 875
      SAP / Re-engineering costs                              891
      Slow moving inventory                                 2,000
                                                          -------
         Gross special charges                            $ 9,988
         Less slow moving inventory - in COS               (2,000)
                                                          -------
         Special charge in Operating Expense              $ 7,988
                                                          =======

 *See Restatement of Quarterly Financial Statements in notes to the condensed consolidated financial statements.


OTHER EXPENSE
Other expense in the third quarter was $1,054, versus $616 for the third quarter of 1997. The increase is primarily the result of interest expense of $375 and $325 on the additional borrowing of $20,000 and $18,000 for the acquisitions of Micron Separations, Inc. during the first quarter of 1998 and Membrex Corp. during the second quarter of 1998.


INCOME TAXES
The effective tax rate for third quarter 1998 was 30.7%. The effective tax rate for the nine months ended September 30, 1998 was 18.3%. In the same period of 1997 the effective tax rate was 32.5%. This rate decrease is due primarily to the non-deductibility of the Micron Separations, Inc. in-process R&D that was written off in second quarter 1998 and to lower R&D tax credits. Under purchase accounting for a nontaxable business combination, the Micron Separations, Inc. purchased research and development special charge of $1,902 was expensed on a gross basis (not tax-effected).


RECOVERY ON DISCONTINUED OPERATIONS
The Company recognized $325 ($0.02 per share assuming dilution) in after tax income in the first quarter of 1997 from a reduction in the reserve for discontinued operations from the Autotrol merger. There was no similar recovery in 1998.


NET INCOME
Net income for the quarter ended September 30, 1998 was $977 or $0.07 per basic and diluted share. For the comparable 1997 quarter, net income was $2,296 or $0.16 per basic and diluted share. The September 30, 1998 year-to-date net loss was $(2,142) or $(0.15) per basic and diluted shares, compared to net income of $7,648 or $0.54 per basic share and $.053 per diluted share for the same period of 1997. The current year net loss is due to a second quarter special charge. Without the charge, year-to-date net income would have been $5,427 or $0.39 per basic and $0.38 per diluted shares.


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


YEAR 2000 READINESS DISCLOSURE

STATE OF READINESS:
Osmonics is currently working to fully determine and resolve the potential impact of the Year 2000 on the processing of date-sensitive information by its computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of Osmonics' programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

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


PRIVATE SECURITIES LITIGATION REFORM ACT
The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) contains statements that are forward looking. Such statements may relate to plans for future expansion, the Company's cost and expectations as to when it will complete the remediation and testing phases of the Year 2000 readiness project, business acquisition and development activities, capital spending, financing, or the effects of regulation and competition. Such information involves important risks and uncertainties that could significantly affect results in the future. Such results may differ from those expressed in any forward-looking statements made by the Company. These risks and uncertainties include, but are not limited to, those relating to product development, computer systems development, dependence on existing management, global economic and market conditions, changes in federal or state laws and revisions in accounting industry methodology.


                               OSMONICS, INC.
                                  PART II
                             OTHER INFORMATION


Item 1.  LEGAL PROCEDINGS
         Not Applicable

Item 2.  CHANGE IN SECURITIES
         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable

Item 5.  OTHER INFORMATION

         A)  Research Grant to Develop Membrane Systems

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

         Osmonics will focus on technology development, and collaborate with Cargill on commercial applications. Cargill is an international marketer, processor, and distributor of agricultural, food, financial and industrial products with 80,600 people at offices and facilities in 1,000 locations in 65 countries.


         B)  Subsequent Event

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