Form 10-K
period 1998-12-31
OSMONICS INC
filed 1999-03-31
CIK 75049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                       ----------------------------------

                                   FORM 10-K

            (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended December 31, 1998

                                        OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _________ to ________

            Commission File No. 1-12714

                                  OSMONICS, INC.
            (Exact name of registrant as specified in its charter)

                       MINNESOTA                            41-0955959
            (State or other jurisdiction of             (I.R.S. Employer
             incorporation or organization)              Identification No.)

                              5951 CLEARWATER DRIVE
                           MINNETONKA, MINNESOTA  55343
                     (Address of principal executive offices)
                                   (Zip Code)

                                 (612) 933-2277
                         (Registrant's telephone number)

            Securities registered pursuant to Section 12(b) of the Act:

            Common Shares, par value             New York Stock Exchange
            $0.01 per share                  (Name of each exchange on which
             (Title of each class)            registered)

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

                              Yes  __X__     No ____

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or
            or any amendment to this form 10-K.   [X].

            As of March 17, 1999, 14,008,163 Common Shares were outstanding. The aggregate market value of the Common Shares held by non-affiliates of the Registrant on such date (based upon the closing price of such shares on the New York Stock Exchange on March 17, 1999) was $112,065,304.


                      DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 (the "Annual Report to Shareholders"), are incorporated by reference into Parts II and IV. Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1999 (the "Proxy Statement"), and to be filed within 120 days after the Registrant's fiscal year ended December 31, 1998, are incorporated by reference into Part III.


                                     PART I

            ITEM 1.  BUSINESS

            The following discussion contains certain information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Osmonics could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. See "Certain Factors" and other portions of this Form 10-K for discussion of some of these risks and uncertainties.

            Osmonics, Inc., founded in 1969, and its wholly-owned subsidiaries (the "Company") design, manufacture and market a wide range of products used in the filtration, separation and processing of fluids. The Company classifies its products into two segments, namely Consumables and Equipment.

            Filtration processes cover a broad spectrum ranging from those which separate discrete molecules and ions to those which separate particles visible to the naked eye. Historically, the Company specialized in Consumables and Equipment utilizing crossflow filtration processes designed to separate particles in the molecular range. Through acquisitions and internal product developments, the Company now manufactures a full line of filtration Consumables and Equipment.


            DEVELOPMENT OF BUSINESS

            In addition to developing the Company's product line through internal research and development, the Company has expanded its business through a series of acquisitions. Recent primary acquisitions include:

            AUTOTROL - In October 1993, the Company acquired Autotrol Corporation, founded in 1962, a manufacturer of controllers for water softening and filtration equipment. In addition, Autotrol manufactures other fluid control and measuring devices such as a totalizing flow meter and dosing system to assure proper treatment of cooling tower water. Most of Autotrol's products are sold to OEM's who then utilize them as a component in a water conditioning device which is then sold to consumers.

            LAKEWOOD INSTRUMENTS - In November 1994, the Company acquired substantially all of the assets of Lakewood Instruments, a Phoenix-based manufacturer of instruments, sensors and analyzers used in the measurement of fluid characteristics in the chemical water treatment and pure water industries.

            WESTERN FILTER COMPANY - In October 1995, the Company acquired the assets and operations of Western Filter Company, a supplier to the beverage and bottled water industry for over 50 years. Western Filter has extensive experience in providing the beverage market with conventional water treatment technologies and membrane water treatment.

            DESALINATION SYSTEMS - In July 1996, the Company acquired Desalination Systems, Inc. ("Desal"), a manufacturer of crossflow filtration membrane and membrane elements that are marketed worldwide. Desal, which has facilities in Vista, California, has products that extend the range of membranes and membrane elements previously offered by the Company. The acquisition extended the Company's distribution network for such products.

            AQUAMATIC - In February 1997, the Company acquired
            AquaMatic, Inc., a Rockford, Illinois-based company offering a line of specialty valves and controllers for the water conditioning market, which are sold through the Company's existing distribution channels.

            PURIFICATIONS PRODUCT COMPANY - In December 1997, the Company acquired the assets of Purifications Products Company ("PPC"), a manufacturer of a line of reverse osmosis membrane elements and related products for purifying home drinking water and producing high-quality water for other applications. In addition, the PPC division offers a line of Silt Density Index instruments and a line of UV sterilization products. These products are sold through the Company's existing distribution channels.

            MICRON SEPARATIONS, INC. - In February 1998, the Company acquired Micron Separations, Inc. ("MSI"), a Westborough, Massachusetts-based developer and manufacturer of microfilter membrane and membrane products for diagnostic, laboratory and industrial use. These products expand the Company's range of nylon and cellulosic membrane applications. The products are sold through the Company's existing distribution channels.

            MEMBREX CORP. - In April 1998, the Company acquired Membrex Corp. of Fairfield, New Jersey. The acquisition gives the Company the most hydrophilic UF membrane in the market. This patented membrane is primarily used to separate oil from water and is also used in a variety of applications in biotechnology, laboratory and petrochemical processes. Membrex also has a patented machine using its UF membrane which separates oil from aqueous chemical cleaners used in parts cleaning and other industrial and commercial applications. Some Membrex products are sold through an exclusive agreement with Safety-Kleen Corp. and the remainder through the Company's existing distribution channels.


            PRODUCTS

            The Company's products are divided into two primary categories, namely, Consumables and Equipment.

            CONSUMABLES GROUP:

            The Company's Consumables consist primarily of membranes, filter media, membrane elements and filter cartridges. The filtration media and membrane used in the Company's Consumables are produced primarily from polymers or polymer-based compounds; however, other Consumables utilize various inorganic compounds, metals and ceramics.

              MEMBRANES AND ELEMENTS: Membranes are generally sheets of material which, due to their unique characteristics, can separate various materials from a fluid. Membrane elements are the combination of membrane, support materials and connections which allows the membrane to be broadly utilized.

              Membrane elements are typically replaced every 6 to 60 months, depending upon the severity of the application. The Company manufactures the membrane material and membrane elements used in its own systems, and also manufactures membrane and membrane elements for other original equipment manufacturers (OEM's) who include them as component parts in their products.

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

              In addition, the Company sells its home reverse osmosis
              (HRO) membrane elements to OEM's who package them into systems for use in homes, offices and retail vending establishments to produce purified drinking water. The Company is registered with the United States Food and Drug Administration for the manufacture and sale of certain membrane elements used in biological preparations. The Company is also registered with the U.S. FDA for the manufacture of Class II medical devices used to purify water for hemodialysis.

              The Company markets its microfiltration normal flow membrane for use in a variety of laboratory and medical diagnostic applications. Numerous applications exist for the Company's microfilters because of unique features, including use in diagnostics, air monitoring and in laboratory procedures for cancer and other research.

              FILTER CARTRIDGES: The Company markets several types of replaceable cartridge filters. Cartridge filters consist of the various membranes and filtration media manufactured by the Company and third parties together with various end caps and other parts that allow them to be used and replaced in filtration equipment and systems. These cartridge filters include depth cartridge filters, pleated cartridge filters, and rolled cartridge filters.

              Cartridge filters are manufactured in a range of pore sizes and particulate retention ratings. Cartridge filters are designed to retain particles in the filters. As a result, cartridge filters are typically replaced at intervals of eight hours to four weeks, depending on the particular application.

              The Company's ceramic cartridge filters are marketed for use in microfiltration and particulate filtration. Ceramic cartridge filters are used to sterilize pharmaceutical solutions and are used in laboratory applications, where many analytic and diagnostic procedures require purification or sterilization.

              The Company also markets separation elements and equipment used in coalescing filtration. Applications of coalescing filtration include removal of contaminants from compressed air and gas lines, dewatering of solvents and jet fuel, and removal of trace oil from waste water prior to disposal.

            EQUIPMENT GROUP:

            The Company manufactures a broad range of equipment products ranging from large independent fluid treatment systems custom designed for a particular customer and its related filtration requirements to instruments used to determine the amount of a particular substance in a fluid. The Company's filtration equipment utilizes a wide range of filtration techniques including: crossflow filtration (which includes reverse osmosis, nanofiltration, ultrafiltration and microfiltration), normal filtration (which includes microfiltration and particle filtration), coalescing filtration, ion exchange, clarification, chromatography, ozonation and distillation. As a result, the Company's Equipment is used in a broad range of applications from complete fluid processing systems used in beverage production to sensors for detecting the presence of various levels of materials. The Company's Equipment products are divided into three categories: Equipment and Pumps, Fluid Controls and Valves, and Systems. The Company's Equipment products are manufactured in multiple locations throughout the United States.

              EQUIPMENT AND PUMPS:

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

              The Company markets equipment to generate ozone from electricity using corona discharge. Ozone is becoming increasingly important as a bactericide and water purifier because it kills bacteria, virus and giardia cysts 10 to 300 times faster than chlorine. Ozone is also effective in oxidizing trace organic materials in water which are precursors of the carcinogenic trihalomethanes. Ozone can also be used to purify solvent-contaminated groundwater and is often used to de-color water and wastewater.

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

              Other types of equipment manufactured by the Company include centrifugal, diaphragm, and bellows pumps;
              electronic controllers to operate precision valves for water conditioning; flow control and measuring devices and instrumentation; and housings and specialty holders and devices for containing and retaining various membranes and filters.

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

                CONTROLS AND VALVES:

                The Company is a leader in the manufacture of the controllers and valves used to effect ion exchange technology. The most used ion exchange process is for water softening where the ions of calcium and magnesium are replaced with sodium to reduce soap usage, improve boiler operation and improve cleaning. Another ion exchange application is to polish ultrapure water for electronics manufacture and high-pressure boiler feed.

                The Company markets totalizing flow meters and electronic controllers made of corrosion resistant Noryl plastic, as well as a line of Teflon PTFE fluid control products including valves, fittings and flow meters used in the electronics, pharmaceutical and chemical industries.

                The Company markets both analog and digital products for chemical water treatment and monitoring. The instruments are used to measure and control conductivity, pH, ORP, chlorine, specific ions, trihalomethanes (THM's) and solvents in water, such as trichloroethylene. The instruments are capable of being used in local operating network (LON) communications and data acquisition.

                CUSTOM EQUIPMENT AND SYSTEMS:

                The Company also manufacturers crossflow and normal filtration machines. Such machines are comprised of one or more membrane elements, cartridge filters, pumps, valves, controls, transformers, heat exchangers, pipes and a steel frame on which the components are mounted. The size and number of membrane elements and filters can vary greatly. Pumps, pipes and frames of various sizes can be combined and configured to accommodate the membrane elements or filters required for various fluid handling or separation tasks.

                The systems sold by the Company are comprised of one or more machines or pieces of equipment designed and manufactured by the Company as well as ancillary equipment, such as additional pumps, heat exchangers and holding tanks. The type, size and number of machines and the ancillary equipment included in a system will vary with the nature and size of the fluid separation task.


            REPLACEABLE AND EQUIPMENT SALES

            The following table shows the percentage of net sales during the past five years attributable to the Company's fluid processing and handling equipment compared to its replaceable components:

                      Year Ended                   Replaceable
                      December 31    Equipment     Components
                      -----------    ---------     -----------
                         1998           48%            52%
                         1997           46%            54%
                         1996           49%            51%
                         1995           48%            52%
                         1994           51%            49%
                         1993           49%            51%

            As a result of a Company-wide reorganization on July 1, 1998 and to meet new SEC reporting requirements, the above sales comparison will no longer be reported. Instead, business results will be reported based on the two segments previously discussed (Consumables and Equipment).

            For the last six months of 1998, the Consumables Group was 41% of total sales and the Equipment Group made up 59% of sales. Although we will discontinue our previous method of reporting, it is still our goal to have an equal balance of replaceable sales to equipment sales.


            SALES AND MARKETING

            As a result of our broad range of Equipment and Consumables, the Company's Equipment and Consumables are used in the purification of water and industrial solutions, dewatering and recycling of commercial and industrial fluids, pollution control and seawater desalting. The Company's principal domestic and international markets, from which it derives more than 50% of its sales, include the potable water, health care, biotechnology, food and beverage, electronics, chemical processing and power generation industries.

            The Company focuses the marketing of its products through four selling groups:

               1.  Custom equipment and systems.

               2.  Components and product sales.

               3.  Catalog and telephone sales.

               4.  International

            These sales groups are supported by application engineers and market support personnel.

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


            RESEARCH AND DEVELOPMENT

            Research and development activities emphasize product development and applied research, with the goal of developing proprietary products. Such expenditures totaled $9,913,000 in 1998, $10,635,000 in 1997, and $10,937,000 in
            1996.


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


            EMPLOYEES

            As of December 31, 1998, the Company employed 1,360 persons including 213 holding engineering or technical degrees.


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


            CUSTOMERS

            No one customer accounted for 10 percent or more of the Company's consolidated revenue in 1998, 1997, or 1996.


            BACKLOG

            The dollar amount of the Company's backlog of orders considered to be firm at December 31, 1998, was $21.6 million. The comparable backlog at December 31, 1997, was $28.2 million. The Company expects that nearly all orders included in the backlog at December 31, 1998, will be filled during the 1999 fiscal year. The Company does not believe that its backlog at any time is necessarily indicative of annual sales. The business of the Company is not subject to significant seasonal variations.


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


            FOREIGN OPERATIONS

            Substantially all of the Company's operations and assets are located in the United States. The Company has sales offices and distribution facilities in France, Thailand, Switzerland, Germany, Hong Kong, Japan, Singapore and China. Limited assembly is conducted in Europe and Asia. The profitability of domestic and foreign sales is substantially equal. Sales to Canada are made on the same trade terms as are available to U.S. customers.

            Large export sales are primarily made on the basis of confirmed irrevocable letters of credit or time drafts to selected customers in U.S. dollars. Therefore, the Company believes that currency fluctuation or political and economic instability do not constitute substantial risks. See Note 13 of Notes to Consolidated Financial Statements for a breakdown of the Company's foreign operations and export sales by geographic area.


            CERTAIN FACTORS

            In addition to the factors discussed elsewhere in the Company's Annual Report to Shareholders or this Form 10-K, such as intellectual property and other technological risks, regulatory risks, environmental risks and Year 2000 risks, the following are some important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

              EARNINGS VARIATIONS:

              The sale of capital equipment within the water purification and fluid filtration industry is cyclical and influenced by various economic factors including interest rates and general fluctuations of the business cycle. A significant portion of the Company's revenues are derived from capital equipment sales. While the Company sells capital equipment to customers in diverse industries and in global markets, cyclicality of capital equipment sales and instability of general economic conditions, including those in Asia and Latin America and certain other markets, could have a material adverse effect on the Company's revenues and profitability.

              Operating results from the sale of water purification and fluid filtration industry also can be expected to fluctuate significantly as a result of the limited pool of existing and potential customers for these systems, the timing of new contracts, possible deferrals or cancellations of existing contracts and the evolving and unpredictable nature of the markets for water purification systems. As a result of these and other factors, the Company's operating results may be subject to quarterly or annual fluctuations. There can be no assurance that at any given time the Company's operating results will meet or exceed stock market analysts' expectations.

              COMPETITION:

              All of the markets in which the Company competes are highly competitive, and most are fragmented, with numerous regional and local participants. There are competitors of the Company in certain markets that are divisions or subsidiaries of companies that have significantly greater resources than the Company. Competitive factors include price, technical expertise, product quality and responsiveness to customer needs, including service and technical support. The Company competes not only with a large number of independent wholesalers and with other distribution chains similar to the Company, but also with manufacturers who sell directly to customers. The Company's HRO business also competes with companies with national distribution networks, businesses with regional scope, and local product assemblers or service companies, as well as retail outlets. The Company believes that there are thousands of participants in the residential water business. The HRO business competes principally on the basis of price, product quality and "taste," service, distribution capabilities, geographic presence and reputation. Competitive pressures, including those described above, and other factors could cause the Company to lose market share or could result in significant price erosion, either of which could have a material adverse effect upon the Company's financial position, results of operations and cash flows.

              RISKS RELATED TO ACQUISITIONS:

              The Company has, since 1987, acquired a number of United States-based companies and product lines. The Company plans to continue to consider and potentially pursue acquisitions that expand the segments of the water and wastewater treatment and water-related industries in which it participates, complement its technologies, products or services, broaden its customer base and geographic areas served and/or expand its global distribution network, as well as acquisitions which provide opportunities. The Company's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. Although the Company believes that it has generally been successful in pursuing acquisitions, there can be no assurance that acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

              PROFIT UNCERTAINTY IN FIXED-PRICE CONTRACTS:

              A significant portion of the Company's revenues are generated under fixed price contracts. To the extent that original cost estimates are inaccurate, scheduled deliveries are delayed or progress under a contract is otherwise impeded, revenue recognition and profitability from a particular contract may be adversely affected.

              RISKS OF DOING BUSINESS IN OTHER COUNTRIES:

              The Company sells a significant amount of its product in markets outside the United States. While these activities may provide important opportunities for the Company to offer its products and services internationally, they also entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices, the lack in some jurisdictions of well-developed legal systems, nationalization and possible social, political and economic instability.


            ITEM 2.  PROPERTIES

            The executive offices and principal manufacturing facilities of the Company are located in Minnetonka, Minnesota, a suburb of Minneapolis.

            A summary of the Company's main operating facilities is as follows:


            LOCATION         STATUS       SIZE       FUNCTION
            --------         ------       ----       --------
            Minnetonka, MN   Owned    309,600 sq ft  Sales, Manufacturing,
                                                     Warehouse

            Vista, CA        Owned    110,000 sq ft  Sales, Manufacturing,
                                                     Warehouse

            Milwaukee, WI    Owned    103,700 sq ft  Sales, Manufacturing,
                                                     Warehouse

            Rockford, IL     Owned     58,400 sq ft  Sales, Manufacturing,
                                                     Warehouse

            Phoenix, AZ      Owned     57,600 sq ft  Sales, Manufacturing,
                                                     Warehouse

            Syracuse, NY     Owned     48,500 sq ft  Sales, Manufacturing,
                                                     Warehouse

            Westborough, MA  Leased    46,800 sq ft  Sales, Manufacturing,
                                                     Warehouse

            Rockland, MA     Leased    38,200 sq ft  Sales, Manufacturing,
                                                     Warehouse

            Fairfield, NJ    Leased    23,800 sq ft  Research & Development

            Upland, CA       Leased    22,000 sq ft  Sales, Manufacturing,
                                                     Warehouse

            Denver, CO       Owned     20,700 sq ft  Warehouse

            Escondido, CA    Leased    20,000 sq ft  Manufacturing

            Ft. Lauderdale,  Leased    20,000 sq ft  Sales, Warehouse

            Le Mee, France   Owned     18,300 sq ft  Sales, Manufacturing,
                                                     Warehouse

            Emmetsburg, IA   Leased     8,800 sq ft  Manufacturing, Warehouse

            Bryan, TX        Owned      2,500 sq ft  Manufacturing, Warehouse

            Total Owned               729,300 sq ft

            Total Leased              179,600 sq ft

            Total Owned and Leased    908,900 sq ft

            Certain borrowings of the Company are collateralized by real property of the Company.

            The current manufacturing facilities are adequate for intermediate-term operations. In addition, the Company leases space in Thailand, China, Germany, Japan, Hong Kong, Switzerland and Singapore that is used primarily for sales activities.


            ITEM 3.  LEGAL PROCEEDINGS

            The Company is currently involved in several lawsuits incidental to its business. Management does not believe that any of the lawsuits will have a material adverse effect on the Company's financial position or results of operations.


            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year that ended December 31, 1998.

                         EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                      OFFICER
               NAME AND AGE             POSITION WITH COMPANY          SINCE
            --------------------       -----------------------        -------
            D. Dean Spatz (54)         Chief Executive Officer         1969
                                       and Chairman of the Board

            Ruth Carol Spatz (54)      Secretary                       1969

            Howard W. Dicke (61)       Vice President Human Resource   1978
                                       and Corporate Development,
                                       and Treasurer

            L. Lee Runzheimer (56)     Chief Financial Officer         1988

            Roger S. Miller (40)       Sr. Vice President Corporate    1998
                                       Sales & Marketing

            Kenneth E. Jondahl (42)    Vice President Commercial       1991
                                       Development

            Andrew T. Rensink (42)     Vice President Quality and
                                       Regulatory Affairs              1991

            Phillip M. Rolchigo (37)   Vice President Research &       1998
                                       Development

            Kenton C. Toomey (51)      Executive Vice President        1997
                                       Operations

            Bjarne N. Nicolaisen (55)  Vice President International    1998


            All of the executive officers have been officers of the Company for more than five years except the following:

            Mr. Miller joined Osmonics in 1993 as a product manager for pumps. Previously, Mr. Miller managed sales and marketing for a machine tool manufacturer and for a capital equipment manufacturer in the water treatment industry.

            Mr. Nicolaisen came to Osmonics with the merger with Desalination Systems, Inc. in 1996. Mr. Nicolaisen began his career as a chemical engineer and regional sales manager for Radiometer A/S in Denmark. He then joined DDS Group as a sales manager in the reverse osmosis division, eventually moving to the U.S. as sales director for dairy equipment in 1980. Mr. Nicolaisen became vice president of sales and marketing for Desalination Systems in 1987.

            Dr. Rolchigo came to Osmonics from Membrex Corp., which Osmonics acquired in 1998. Dr. Rolchigo is the principal inventor of advanced vortex flow filtration technology. His technical expertise spans diverse industries from environmental waste to pharmaceutical processing. He has served as a research affiliate in chemical engineering for MIT, and belongs to numerous industry organizations.

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


                                     PART II

            ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

            "Common Stock Data," and "Notes to Consolidated
            Financial Statements," pages 16-21 of the Annual Report to Shareholders, are incorporated herein by reference. As of March 17, 1999 there were 2,313 shareholders of record.

            The Company has not paid cash dividends on its common shares. The Board of Directors currently intends to retain its earnings for the expansion of the Company's business. The Company has issued promissory notes which contain a covenant limiting the payment of dividends to shareholders. At December 31, 1998, approximately $5,000,000 of retained earnings was restricted under this covenant.


            ITEM 6.  SELECTED FINANCIAL DATA

            "Selected Financial Data," page 29 of the Annual Report to Shareholders, is incorporated herein by reference.


            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            "Management's Discussion and Analysis of Financial
            Condition and Results of Operations," pages 22-25 of the Annual Report to Shareholders, is incorporated herein by reference.


            ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The following consolidated financial information of the Registrant and its subsidiaries, included in the Annual Report to Shareholders, is incorporated herein by reference:

                                                                Page(s)
                                                                -------
                Consolidated Statements of Income . . . . . . . .  12

                Consolidated Balance Sheets  . . . . . . . . . . . 13

                Consolidated Statements of Cash Flows  . . . . . . 14

                Consolidated Statements of Changes in
                      Shareholders' Equity  . . . . . . . . . . .  15

                Notes to Consolidated Financial Statements . .  16-21

                Independent Auditors' Report   . . . . . . . . . . 25

                Quarterly Income Data  . . . . . . . . . . . . . . 26


                                     PART III

            ITEM 10.  DIRECTORS

            The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended December 31, 1998 and forwarded to stockholders prior to the Company's 1999 Annual Meeting of Stockholder (the "1999 Proxy Statement").


            ITEM 11.  EXECUTIVE COMPENSATION

            The information required by this Item is incorporated herein by reference to the 1999 Proxy Statement.


            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this Item is incorporated herein by reference to the 1999 Proxy Statement.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this Item is incorporated herein by reference to the 1999 Proxy Statement.


                                     PART IV

            ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
                      REPORTS ON FORM 8-K

                   (a) (1)  Financial Statements

                            The consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report to Shareholders, are incorporated by reference in Item 8, and are also incorporated herein by reference.

                   (a) (2)  Financial Statement Schedule

                            Reports of Independent Public Accountants on
                            Supplemental Schedule to the Consolidated
                            Financial Statements.

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

                              D.  1995 Employee Stock Purchase Plan.
                                  (Incorporated herein by reference to
                                  the Registrant's Proxy Statement dated
                                  March 27, 1995.)

                              E.* 1995 Director Stock Option Plan.
                                  (Incorporated herein by reference to
                                  the Registrant's Proxy Statement dated
                                  March 27, 1995.)

                                  * Denotes Executive Compensation Plan.

                            (13)  1998 Annual Report to Shareholders.
                                  (Only those portions incorporated
                                  herein by reference shall be deemed
                                  filed with the Commission.)

                            (21)  Subsidiaries of the Registrant.

                            (23)  Consent of Deloitte & Touche LLP.

                       (b)  Reports on Form 8-K

                            No reports on Form 8-K were filed during the quarter ended December 31, 1998.


                                     SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                OSMONICS, INC.

                                                By  /s/ D. Dean Spatz
                                                ------------------------
                                                D. Dean Spatz, President

            Dated:  March 30, 1999


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 Signatures                 Title                 Date
            --------------------   ----------------------    --------------

            /s/L. Lee Runzheimer   Chief Financial           March 30, 1999
               L. Lee Runzheimer   Officer
                                   (Principal Finance and
                                   Accounting Officer)

            /s/Howard W. Dicke     Vice President Human      March 30, 1999
               Howard W. Dicke     Resources and
                                   Corporate Development,
                                   and Treasurer

            /s/Ruth Carol Spatz    Director                  March 30, 1999
               Ruth Carol Spatz

            /s/Michael L. Snow     Director                  March 30, 1999
               Michael L. Snow

            /s/Ralph E. Crump      Director                  March 30, 1999
               Ralph E. Crump

            /s/Verity C. Smith     Director                  March 30, 1999
               Verity C. Smith

            /s/Charles W. Palmer   Director                  March 30, 1999
               Charles W. Palmer

            /s/William Eykamp      Director                  March 30, 1999
               William Eykamp

            /s/D. Dean Spatz       President, Chairman of    March 30, 1999
               D. Dean Spatz       the Board and Director
                                   (Principal Executive
                                   Officer)