Form 10-Q
period 1999-03-31
OSMONICS INC
filed 1999-05-13
CIK 75049

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


	                     FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For Quarter Ended March 31, 1999

     OR

[ ]  Transition Report Pursuant to Section 13 or 15 (d)
     of the Securities Exchange Act of 1934
     For the transition period from       to

     Commission File No.  1-12714

     OSMONICS, INC.
(Exact name of registrant as specified in its charter)

     MINNESOTA                                      41-0955759
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification Number)

     5951 CLEARWATER DRIVE
     MINNETONKA, MN  55343                         612-933-2277
(Address of principal executive offices)   (Registrant's telephone number)

     NOT APPLICABLE
(Former name, former address and former
 fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.

     YES  [X]    NO  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At April 30, 1999, 14,179,621 shares of the issuer's Common Stock, $0.01 par value, were outstanding.


                          OSMONICS, INC.

                              INDEX


PART I.  FINANCIAL INFORMATION                                  PAGE

     ITEM I.  FINANCIAL STATEMENTS

              Consolidated Statements of Income -	                 2
              For the Three Months Ended
              March 31, 1999 and 1998

              Consolidated Balance Sheets -	                       3
              March 31, 1999 and December 31, 1998

              Consolidated Statements of Cash Flows	               4
              For the Three Months Ended
              March 31, 1999 and 1998

              Notes to Consolidated Financial Statements	          5

    ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS     6-11

PART II. OTHER INFORMATION

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                    11

SIGNATURES                                                        12


                  PART I - FINANCIAL INFORMATION


ITEM I - FINANCIAL STATEMENTS

                          OSMONICS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands, Except Per Share Data)
                           (UNAUDITED)
                                                    Three Months Ended
                                                         March 31,
                                                     1999         1998
                                                   --------------------
Sales                                              $44,521      $42,150

Cost of sales                                       29,152       26,043
                                                   -------      -------
Gross profit                                        15,369       16,107

Less:
  Selling, general and administrative               10,332        9,874

  Research, development and engineering              1,735        2,328
                                                   -------      -------
Income from operations                               3,302        3,905

Other income (expense)                                (905)        (576)
                                                   -------      -------
Income before income taxes                           2,397        3,329

Income taxes                                           815        1,165
                                                   -------      -------
Net income                                         $ 1,582      $ 2,164
                                                   =======      =======

Earnings per share
    Net Income - basic                               $0.11        $0.16
    Net Income - assuming dilution                   $0.11        $0.15

Average shares outstanding
    Basic                                           14,002       13,949
    Assuming dilution                               14,140       14,210


                          OSMONICS, INC.
                   CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share Data)
                           (UNAUDITED)
                                                March 31,   December 31,
                                                  1999          1998
                                                ------------------------
ASSETS
Current assets
  Cash and cash equivalents                       $  2,865      $   576
  Marketable securities                             12,989       14,271
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $1,021 in 1999, and $1,057 in 1998              37,759       34,767
  Inventories                                       27,577       28,123
  Deferred tax assets                                6,974        6,610
  Other current assets                               2,066        5,034
                                                  --------     --------
    Total current assets                            90,230       89,381

Property and equipment, at cost
  Land and land improvements                         5,677        5,606
  Building                                          30,630       30,568
  Machinery and equipment                           69,627       69,510
                                                  --------     --------
                                                   105,934      105,684
  Less accumulated depreciation                    (49,468)     (48,871)
                                                  --------     --------
                                                    56,466       56,813
Other assets                                        47,836       47,855
                                                  --------     --------
Total assets                                      $194,532     $194,049
                                                  ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                $ 10,782     $  9,156
  Notes payable and current portion
    of long-term debt                               27,104       28,177
  Other accrued liabilities                         17,357       18,072
                                                  --------     --------
    Total current liabilities                       55,243       55,405

Long-term debt                                      31,763       31,665
Other liabilities                                       16           18
Deferred income taxes                                4,798        4,806
Shareholders' equity
  Common stock, $0.01 par value
    Authorized -- 50,000,000 shares
    Issued -- 1999: 14,024,929 and
              1998: 13,991,291 shares                  140          140
  Capital in excess of par value                    20,992       20,733
  Retained earnings                                 80,657       79,075
  Other comprehensive income                           923        2,207
                                                  --------     --------
    Total liabilities and shareholders' equity	   $194,532 	   $194,049
                                                  ========     ========

                          OSMONICS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands)
                           (UNAUDITED)
                                                    Three Months Ended
                                                         March 31,
                                                     1999         1998
                                                   --------------------
Cash flows from operations:
  Net income                                       $ 1,582      $ 2,164
  Non-cash items included in net income:
    Depreciation and amortization                    2,068        1,794
    Deferred income taxes                              142          333
    Gain on sale of investments                        (43)        (105)
  Changes in assets and liabilities:
    (net of business acquisitions)
    Accounts receivable                             (2,992)        (353)
    Inventories                                        546       (1,258)
    Other current assets                             2,968         (807)
    Accounts payable and other liabilities             909        2,416
                                                   -------      -------
  Net cash provided by operations                    5,180        4,184

Cash flows from investing activities:
  Business acquisitions (net of cash acquired)         -        (23,452)
  Purchase of investments                           (1,675)        (268)
  Sale of investments                                1,535        1,074
  Purchase of property and equipment                (1,241)      (1,932)
  Sales of property and equipment                      -             73
  Other                                               (461)        (146)
                                                   -------      -------
  Cash provided by (used in) investing activities   (1,842)     (24,651)

Cash flows from financing activities:
  Proceeds from notes payable and debt                  98       20,076
  Reduction of debt                                 (1,073)         (96)
  Issuance of common stock                             259          184
                                                   -------      -------
  Net cash provided by (used in) financing
    activities                                        (716)      20,164

Effect of exchange rate changes on cash               (333)        (111)
Increase (decrease) in cash and cash equivalents     2,289         (414)
Cash and cash equivalents - beginning of year          576        4,872
                                                   -------      -------
Cash and cash equivalents - end of quarter         $ 2,865      $ 4,458
                                                   =======      =======


                          OSMONICS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Dollars in Thousands)
                           (UNAUDITED)

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

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or
Obtained for Internal Use" which did not have a material impact on operating results or financial position.

Statement of Financial Accounting Standards ("SFAS"), No. 133
"Accounting for Derivative Instruments and Hedging Activities" was issued recently. The Company anticipates no material impact on operating results or financial position.

The Company has the following components of comprehensive income:

                                                    1st Qtr.   1st Qtr.
                                                      1999       1998
                                                    -------------------
Net income                                           $1,582     $2,164
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments             (333)        69
  Unrealized gains / (losses) on securities            (951)      (111)
                                                     ------     ------
  Other comprehensive income (loss), net of tax      (1,284)       (42)
                                                     ------     ------
Comprehensive income                                 $  298     $2,122
                                                     ======     ======

In 1998, the Company recorded special charges of $875 for corporate restructuring and consolidation of operations. For the three months ended March 31, 1999, the Company expended $150 for workforce reductions and $50 for facility closing/consolidation costs.

Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the full year 1999.

These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1998.


ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands, except share data)

As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three months ended March 31, 1999 and 1998, respectively.

                                                     Percent of Sales
                                                    Three Months Ended
                                                        March 31,
                                                     1999        1998
                                                    ------------------
Sales                                               100.0%      100.0%
Cost of sales                                        65.5        61.8
                                                    -----       -----
Gross profit                                         34.5        38.2

Selling, general and administrative                  23.2        23.4
Research, development and engineering                 3.9         5.5
                                                    -----       -----
Operating expenses                                   27.1        28.9

Income from operations                                7.4         9.3
Other income (expense)                               (2.0)       (1.4)
Income from continuing operations                   -----       -----
  before income taxes                                 5.4         7.9
Income taxes                                          1.8         2.8
                                                    -----       -----
Net income                                            3.6%        5.1%
                                                    =====       =====

SALES
Sales for the first quarter ended March 31, 1999 of $44,521 increased 5.6% from sales for the first quarter of 1998. Equipment and Consumables segment sales were 55.7% and 44.3% of total sales, respectively. The 1999 sales increase is attributed to the acquisition of Micron Separations Inc.
(MSI) during the first quarter of 1998 and Membrex Corp. during the second quarter of 1998. Existing business sales were down slightly during the first quarter of 1999 due to continued slower equipment sales, both in the United States as well as Asia/Pacific.

GROSS MARGIN
Gross margin for the first quarter of 1999 was 34.5% versus 38.2% for the corresponding period in 1998. Gross margins have been affected by a lower level of plant utilization at several locations, product mix, and market price pressures in equipment and membrane elements. The Company took action in the third quarter of 1998 to reduce its manufacturing capacity and staffing levels. Employment on June 30, 1998 of 1,559 was reduced to 1,350 at March 31, 1999. Three manufacturing facilities were closed by December 31, 1998 and the Company is currently analyzing the possibility of additional facility consolidations.

OPERATING EXPENSES
Operating expenses decreased to 27.1% in the first quarter of 1999 from 28.9% in the first quarter of 1998. The first quarter of 1999 result is also an improvement from the 30.0% operating expense (excluding special charges) experienced in calendar year 1998. This improvement is a result of expense control efforts in response to continued weak top-line sales growth. The first quarter 1999 Research & Development expense decrease of $593 compared to first quarter 1998 is related to the elimination of duplicate research efforts, development project rationalization, and an increased direction of engineering activity towards sustaining engineering and production activity.

OTHER EXPENSE
Other expense increased by $329 in the first three months of 1999 versus the same period for 1998. The increase is primarily the result of an increase in interest expense of $335 related to the additional borrowing of $18,000 for the acquisition of Membrex Corp. in the second quarter of 1998.

INCOME TAXES
The effective tax rate for the three months ended March 31, 1999 was 34.0% based on the forecast for the full year. This rate is comparable to 35.0% in the same period of 1998. However, this represents a significant change from the tax benefit percentage recognized in calendar year 1998, due primarily to the non-deductibility of the Micron Separations, Inc. in-process R&D that was written off in the second quarter of 1998.

NET INCOME
Net income for the quarter ended March 31, 1999 was $1,582 versus $2,164 for the quarter ended March 31, 1998. Net income per common share assuming dilution for the quarter was $0.11 versus $0.15 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 1999, the Company had cash, cash equivalents and marketable securities of $15,854 versus $14,847 at December 31, 1998. The current ratio was 1.6 at March 31, 1999 and at year end 1998.

The Company's long-term and current debt remained relatively consistent from December 31, 1998 to March 31, 1999. As of March 31, 1999, the Company had borrowings outstanding of $25,000 against its $35,000 revolving line of credit.

In February 1999, the Company entered into a Letter of Intent to acquire all equity interest of another company. Revenues of such company were less than $15 million in 1998 and 1997. Upon finalization, the acquisition will be recorded under the purchase method of accounting.

The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.


REVIEW OF INDUSTRY SEGMENTS
The Company designs, manufactures and markets equipment, systems and components used in the processing and handling of fluids. The Company sells through five marketing units each comprised of related product lines. Certain marketing units have similar economic characteristics and have been aggregated under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131). As a result of aggregation, the Company has two reportable business segments - Consumables and Equipment.

The Consumables segment, comprised of two marketing units, includes products such as filter cartridges, membrane elements, membrane, instruments, and laboratory products. The Equipment segment, comprised of three marketing units, includes products such as pumps, housings, valves, controls, reverse osmosis/ultrafiltration (RO/UF) machines, ozonators, stills, and water treatment systems. Each segment is currently supported by several manufacturing facilities, a similar sales force and various corporate functions. The segments do not have separate accounting, customer service, administration, or purchasing functions.

The marketing unit structure was established to provide strategic leadership for related products. It was implemented on July 1, 1998. Restatement of prior period results under this method of reporting has been deemed impracticable due to the costs and unavailability of certain financial information. As a result, comparable financial information is not available for the two reportable business segments for first and second quarters 1998.

The reportable segment information for the first quarter of 1999 is as follows:
                                                              Consolidated
                                     Consumables    Equipment     Total
                                     -------------------------------------
Sales                                  $19,734       $24,787     $44,521
Cost of sales                           12,083        17,069      29,152
                                       -------       -------     -------
Gross profit                             7,651         7,718      15,369
  Gross margin %                          38.8%         31.1%       34.5%

Operating expenses                       5,296         6,771      12,067
                                       -------       -------     -------
Operating income                         2,355           947       3,302
                                       =======       =======     =======
  Operating Income %                      11.9%          3.8%        7.4%


Lower plant utilization, aggressive pricing and continued slow sales in Asia/Pacific effected gross margins in both segments. The custom equipment marketing unit is the only marketing unit which incurred an operating loss for the first quarter of 1999. This loss of $(221) was principally due to variability in production demands and lower utilization of certain production facilities.

Currently, management does not report the balance sheet or any cash-generating measurements by such segments.


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

The Project scope includes all computing systems hardware, software, information technology (IT) infrastructure (such as networks and telecommunications), and all third-party suppliers and vendors. The Company has completed the needs analysis phase of the Project. The Company has not yet completed, corrected and/or tested for all possible Year 2000 compliance issues. The Company is utilizing the services of consulting firms to assist in dealing with Year 2000 issues.

An integral part of the Project is the implementation of SAP, a company-wide integrated business information and accounting system. The Company
began implementing SAP as its primary information system in 1996.   SAP is
being implemented in a two-phase approach. Phase I, the conversion of the previous primary computing system at the Company's headquarters and primary manufacturing facility, in Minnetonka, MN was completed in 1997. Phase II is the business process re-engineering within SAP, and the rollout to other plants. The existing software at three other plants has also been upgraded with Year 2000 compliant versions on an interim basis.
 At the end of the first quarter, the Company implemented SAP at its Phoenix Operation. As of March 31, 1999, the Company is approximately 80% complete on converting or upgrading its systems to be Year 2000 compliant.
 The remaining two plants are scheduled to be completed by September 30, 1999.

Very few of the Company's products contain software or embedded microprocessors. The Company has reviewed all of these products and identified only a few that will be impacted by the year 2000. In all cases, the effect will be in the retrieval and display of logged data and not in the correct operation of the product. A solution for each of the products identified has either been made available, or will be made available to our customers prior to the year 2000.

Customers and vendors could be disrupted with their own Year 2000 issues, which could affect their ability to buy Osmonics products or supply Osmonics with raw materials. However, the Company believes this is unlikely, since no single customer or vendor represents more than 5 percent of the Company's present business. Alternative sources of supply are also currently available and the Company believes will be available if needed. The Company is in the process of seeking assurances from its material suppliers that their ability to sell to the Company will not be materially impacted by any Year 2000 issue. For those that have not provided assurances, the Company is identifying alternative suppliers for critical parts and materials.

COST
As of March 31, 1999, the Company has invested over $6,000 during the years 1995-1999 to upgrade its information systems. The remaining cost associated with required modifications just to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total external cost to accelerate the replacement of certain hardware, software, and infrastructure is not expected to exceed $500. The remaining SAP implementation costs and the related business process improvements, which would be incurred in any case, are excluded from the figure above.

RISKS
The Company believes that it will be able to correct all material Year 2000 problems prior to January 1, 2000. However, the Company's ability to correct its Year 2000 problems is dependent upon its ability to obtain and retain adequate resources. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations and financial condition. For example, the failure to update its business information system could result in delayed performance on contracts, loss of contracts, or lawsuits for failure to perform.

The Project is expected to significantly reduce the Company's level of uncertainty regarding the Year 2000 problem. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be minimal.

The failure of the Company's customers to be Year 2000 Compliant could materially reduce or delay the Company's sale of water systems because of budget constraints and the diversion of customer resources to fixing the customers' Year 2000 problems. At this time, the Company does not believe that its customers' Year 2000 problems will materially impact the Company's business.

Readers are cautioned that forward-looking statements contained in the Year 2000 update should be read in conjunction with the Company's disclosures under the heading - "Private Securities Litigation Reform Act" - that follows.

CONTINGENCY PLANS
The Company has developed and put in place contingency plans to address internal and external issues specific to the Year 2000 problem, to the extent practicable. For example, the Company is considering modification of existing computer programs in lieu of implementing SAP at one of its remaining two plants.

The Company believes that due to the widespread nature of potential Year 2000 issues, the contingency planning process may require further modifications as the Company obtains additional information regarding:
(1) the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 program; and (2) the status of third party Year 2000 readiness.


PRIVATE SECURITIES LITIGATION REFORM ACT
The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) contains statements that are forward looking. Such statements may relate to plans for future expansion and acquisitions, business development activities, capital spending, financing, or the effects of regulation, competition and Year 2000 compliance. Such information involves important risks and uncertainties that could significantly affect results in the future. Such results may differ from those expressed in any forward-looking statements made by the Company. These risks and uncertainties include, but are not limited to, those relating to product development activities, computer systems implementation, Year 2000 compliance, dependence on existing management, global economic and market conditions, and changes in federal or state laws. Investors are referred to the discussion of certain risks and uncertainties associated with forward looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.


                          PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  (27) Financial Data Schedule

         (b) During the quarter ended March 31, 1999 the Registrant did not file a Form 8-K report.




                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Dated:  May 13, 1999






     OSMONICS, INC.
     (Registrant)




     /s/  L. Lee Runzheimer
          L. Lee Runzheimer
          Chief Financial Officer




     /s/  Howard W. Dicke
          Howard W. Dicke
          Treasurer and Vice President
          Corporate Development




     /s/  D. Dean Spatz
          D. Dean Spatz
          Chief Executive Officer