Form 10-Q
period 1999-06-30
OSMONICS INC
filed 1999-08-13
CIK 75049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                   For Quarter Ended JUNE 30, 1999

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                   For the transition period from       to

                         Commission File No.  1-12714


                                 OSMONICS, INC.
              (Exact name of registrant as specified in its charter)

              MINNESOTA                                   41-0955759
  (State or other jurisdiction of                      (I.R.S. Employer
   Incorporation or organization)                   Identification Number)

 5951 CLEARWATER DRIVE, MINNETONKA, MN                       55343
(Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code)    (612) 933-2277

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

                               Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At July 31, 1999, 14,207,095 shares of the issuer's Common Stock, $0.01 par value, were outstanding.


                                 OSMONICS, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                         	PAGE

     ITEM I.  FINANCIAL STATEMENTS

              Consolidated Statements of Operations -                      2
              For the Three and Six Months Ended
              June 30, 1999 and 1998

              Consolidated Balance Sheets -                                3
              June 30, 1999 and December 31, 1998

              Consolidated Statements of Cash Flows -                      4
              For the Six Months Ended
              June 30, 1999 and 1998

              Notes to Consolidated Financial Statements                   5

     ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS             6-12

PART II. OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         12

     ITEM 5.  SUBSEQUENT EVENT                                            13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K	                           13

SIGNATURES                                                                14


ITEM I - FINANCIAL STATEMENTS

                                 OSMONICS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands Except Per Share Data)

                                  (UNAUDITED)

	                                 Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                                   1999        1998        1999        1998
                                  ------------------      ------------------
Sales                             $46,457    $47,353      $90,978    $89,503

Cost of sales                      30,283     31,908       59,435     57,951
                                  -------    -------      -------    -------
Gross profit                       16,174     15,445       31,543     31,552

Less:
  Selling, general
  and administrative               10,390     10,507       20,722     20,381

  Research, development
  and engineering                   2,096      2,519        3,831      4,847

  Special charges                     -        7,988          -        7,988
                                  -------    -------      -------    -------
Income (loss) from operations       3,688     (5,569)       6,990     (1,664)

Other income (expense)               (447)      (981)      (1,352)    (1,557)
                                  -------    -------      -------    -------
Income (loss) from continuing
   operations before income taxes   3,241     (6,550)       5,638     (3,221)

Income taxes                        1,102     (1,267)       1,917       (102)
                                  -------    -------      -------    -------
Net income (loss)                 $ 2,139    $(5,283)     $ 3,721    $(3,119)
                                  =======    =======      =======    =======

Earnings per share
   Net income (loss) - basic     $  0.15    $ (0.38)     $  0.26     $ (0.22)
   Net income (loss) - assuming
     dilution                    $  0.15    $ (0.38)     $  0.26     $ (0.22)

Average shares outstanding
   Basic                          14,199     13,962       14,101      13,956
   Assuming dilution              14,292     13,962       14,202      13,956


                                 OSMONICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)

                                            (UNAUDITED)
                                              June 30,   December 31,
                                                1999         1998
                                              -----------------------
ASSETS
Current assets
  Cash and cash equivalents                   $  1,794      $    576
  Marketable securities                         14,761        14,271
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $1,034 in 1999, and $1,001 in 1998          38,945        34,767
  Inventories                                   25,955        28,123
  Deferred tax assets                            3,958         6,610
  Other current assets                           2,598         5,034
                                              --------       -------
    Total current assets                        88,011        89,381

Property and equipment, at cost
  Land and land improvements                     5,384         5,606
  Building                                      30,618        30,568
  Machinery and equipment                       70,960        69,510
                                              --------      --------
                                               106,962       105,684
  Less accumulated depreciation                (50,667)      (48,871)
                                              --------      --------
                                                56,295        56,813
Other assets                                    49,091        47,855
                                              --------      --------
Total assets                                  $193,397      $194,049
                                              ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                            $ 11,348      $  9,156
  Notes payable and current portion
    of long-term debt                           17,096        28,177
  Other accrued liabilities                     19,965        18,072
                                              --------      --------
    Total current liabilities                   48,409        55,405

Long-term debt                                  33,630        31,665
Other liabilities                                   14            18
Deferred income taxes                            4,798         4,806
Shareholders' equity
  Common stock, $0.01 par value
    Authorized -- 50,000,000 shares
    Issued -- 1999: 14,195,556 and
              1998: 13,991,291 shares              142           140
  Capital in excess of par value                21,748        20,733
  Retained earnings                             82,797        79,075
  Other comprehensive income                     1,859         2,207
                                              --------      --------
  Total shareholders' equity                   106,546       102,155
                                              --------      --------
Total liabilities and shareholders' equity    $193,397      $194,049
                                              ========      ========


                                 OSMONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                  (UNAUDITED)

                                                 Six Months Ended
                                                     June 30,
                                                1999          1998
                                              ----------------------
Cash flows from operations:
  Net income (loss)                           $  3,721      $ (3,119)
  Non-cash items included in net income:
    Depreciation and amortization                4,266         3,769
    Deferred income taxes                        2,568        (2,602)
    Gain on sale of investments                    (48)         (180)
    Gain on sale of property and equipment        (221)          -
  Special charges                                  -           9,988
  Changes in assets and liabilities
    (net of business acquisitions)
    Accounts receivable                         (4,178)          226
    Inventories                                  2,168         1,099
    Other current assets                         2,436          (160)
    Accounts payable and accrued liabilities     2,481        (1,743)
                                               -------       -------
  Net cash provided by operations               13,193         7,278
                                               -------       -------
Cash flows from investing activities:
  Business acquisitions (net of cash acquired)     -         (40,713)
  Purchase of investments                       (2,385)         (457)
  Sale of investments                            2,160         1,615
  Purchase of property and equipment            (3,291)       (3,821)
  Sales of property and equipment                  802           110
  Other                                           (673)         (147)
                                               -------       -------
  Cash used in investing activities             (3,387)      (43,413)
                                               -------       -------
Cash flows from financing activities:
  Proceeds from notes payable and debt           1,965        37,000
  Reduction of debt                            (11,081)       (2,156)
  Issuance of common stock                       1,018           351
                                               -------       -------
  Net cash provided (used) by financing
    activities                                  (8,098)       35,195
                                               -------       -------

Effect of exchange rate changes on cash           (490)          (33)
Increase (decrease) in cash and cash
  equivalents                                    1,218          (973)
Cash and cash equivalents -
  beginning of year                                576         4,872
Cash and cash equivalents -                    -------       -------
  end of quarter                               $ 1,794       $ 3,899
                                               =======       =======


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

                                                    Six Months Ended June 30,
                                                       1999           1998
                                                    -------------------------
Net income (loss)                                    $ 3,721        $(3,119)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments              (490)           (33)
    Unrealized gains/(losses) on securities              141           (256)
                                                     -------        -------
    Other comprehensive income (loss), before tax       (349)          (289)
                                                     -------        -------
Comprehensive income (loss)                          $ 3,372        $(3,408)
                                                     =======        =======


The Company recently settled a lawsuit with the Encina Wastewater Authority and the Buena Sanitation District regarding the reduction of the Company's waste discharge capacity at its Vista, California manufacturing facility.
The settlement agreement will require the Company to 1) change its manufacturing processes and ultimately relocate two of its manufacturing processes to other facilities, and 2) reimburse the Encina Wastewater Authority and the Buena Sanitation District for costs incurred by them in connection with the dispute. Any relocation will probably occur in the fourth quarter of 1999 or the first quarter of 2000. Pending the relocation, the Company will be required to modify its waste discharge process. The Company has incurred approximately $500 of legal and settlement reimbursement costs in connection with this matter in the first half of 1999. The additional waste processing costs, relocation costs, and changes in gross profit margins associated with such changes and relocations are not anticipated to have a material impact on the operating results or financial position of the Company in the second half of 1999.

Operating results for the three months or six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the full year 1999.

These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1998.


ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	CONDITION AND
          RESULTS OF OPERATIONS

          (Dollars in thousands, except share data)


As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three months and six months ended June 30, 1999 and 1998.

                                        Percent of Sales    Percent of Sales
                                       Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                         1999      1998      1999      1998
                                       ------------------   ----------------
Sales                                   100.0%    100.0%    100.0%    100.0%
Cost of sales                            65.2      67.4      65.3      64.7
                                        -----     -----     -----     -----
Gross profit                             34.8      32.6      34.7      35.3

Selling, general and administrative      22.4      22.2      22.8      22.8
Research, development and engineering     4.5       5.3       4.2       5.4
Special charges                            -       16.9        -        8.9
                                        -----     -----     -----     -----
Operating expenses                       26.9      44.4      27.0      37.1

Income (loss) from operations             7.9     (11.8)      7.7      (1.8)
Other income (expense)                   (0.9)     (2.0)     (1.5)     (1.7)
Income (loss) from continuing           -----     -----     -----     -----
  operations before income taxes          7.0     (13.8)      6.2      (3.5)
Income taxes                              2.4      (2.7)      2.1        -
                                        -----     -----     -----     -----
Net income (loss)                         4.6%    (11.1)%     4.1%     (3.5)%
                                        =====     =====     =====     =====

SALES
Sales for the second quarter ended June 30, 1999 of $46,457 decreased 1.9% from sales for the second quarter of 1998. Year-to-date 1999 sales through June increased 1.6% over the corresponding 1998 level. The Consumables and Equipment segments sales were 46.7% and 53.3%, respectively, of total sales for the second quarter of 1999 and 45.5% and 54.5% for year-to-date 1999.
Comparing same business activity before acquisitions, sales were down 3.5% during the second quarter of 1999 and 3.0% for the year due to continued variability in equipment order activity. Globally, Euro/Africa sales activity declined from the previous year's strong level.

GROSS MARGIN
Gross margin for the second quarter of 1999 was 34.8% compared to 32.6% for the corresponding period in 1998. The gross margin for the six months ended June 30 was 34.7% in 1999 compared to 35.3% for the same period in 1998. In the second quarter of 1998, the Company recorded a special charge of $2.0 million for slow moving inventory. This charge accounted for 4.2 and 2.2 percentage points of the second quarter 1998 and year-to-date 1998 gross margin declines, respectively. Gross margins for the second quarter 1999 were affected by a lower level of plant utilization at several locations, product mix and pricing pressures in pure water membrane elements.

OPERATING EXPENSES
Operating expenses decreased to 26.9% of sales in the second quarter of 1999 compared to 44.4% in the second quarter of 1998. In the second quarter of 1998, the Company recorded a special charge of $7,988 in operating expense (see Special Charge discussion below). Operating expenses, excluding special charges, were 27.5% of sales in the second quarter of 1998. On a year-to-date basis, excluding special charges, operating expenses were 27.0% for the six months ended June 30, 1999 compared to 28.2% for the same period the previous year.

The second quarter and year-to-date improvement in operating expenses is the result of expense control efforts in response to continued weak top-line sales growth. The year-to-date 1999 Research & Development expense decrease of $1,016 compared to year-to-date 1998 is related to the elimination of duplicate research efforts, development project rationalization, and an increased direction of engineering activity towards sustaining engineering and production activity.

SPECIAL CHARGES
In second quarter 1998, the Company recorded special charges of $9,988 ($7,569 net-of-tax or $0.54 per share assuming dilution). Charges included a $6,222 charge to operating expense for purchased research and development related to the acquisitions of Micron Separations, Inc. ($1,902) and Membrex Corp. ($4,320) and a $2,000 charge to cost of sales for slow moving inventory. The special charges also included operating expense charges of $875 for corporate restructuring and consolidation of operations, and $891 for re-engineering costs and write-downs of assets in connection with the Company's implementation of a global information system. The special charges are summarized below:

       In-process R&D                            $ 6,222
       Corporate restructuring                       875
       SAP / Re-engineering costs                    891
       Slow moving inventory                       2,000
                                                 -------
         Gross special charges                   $ 9,988
         Less slow moving inventory - in COS      (2,000)
                                                 -------
         Special charge in Operating Expense     $ 7,988
                                                 =======

For the six months ended June 30, 1999, the Company expended $225 for workforce reductions and $100 for facility closing/consolidation costs. As of June 30, 1999, a balance of $300 remains in the corporate restructuring and consolidation of operation's accrual which is expected to be utilized by the end of 1999.

OTHER EXPENSE
Other expense decreased by approximately $500 in the second quarter of 1999 versus the same period for 1998. The decrease is primarily the result of a $270 gain recognized on the sale of land and building from a recently closed production facility. Also, interest expense was $179 lower for the comparative periods due to lower interest rates and reduced overall debt levels.

Year-to-date other expenses decreased $205 in 1999 compared to 1998. This reduction is primarily due to the gain on the sale of land and building detailed above. Interest income and expense on a year-to-date comparative basis remained relatively flat.

INCOME TAXES
The effective tax rate for the second quarter and year-to-date 1999 was 34.0% based on the forecast for the full year. This rate represents a significant change from the tax benefit percentage recognized in calendar year 1998, due primarily to the non-deductibility of the Micron Separations, Inc. in-process R&D that was written off in the second quarter of 1998. Under purchase accounting for a nontaxable business combination, the Micron Separations, Inc. purchased research and development special charge of $1,902 was expensed on a gross basis (not tax-effected).

NET INCOME (LOSS)
Net income (loss) for the quarter ended June 30, 1999 was $2,139 compared to $(5,283) for the quarter ended June 30, 1998. Excluding special charges, second quarter 1998 net income was $2,286. Net income per common share assuming dilution for the quarter was $0.15 compared to $(0.38), or $0.16 excluding special charges, for the same period last year.

Year-to-date 1999 net income (loss) was $3,721 compared to $(3,119), or $4,450 excluding special charges, for the same period last year. Net income per common share assuming dilution year-to-date was $0.26 in 1999 compared to $(0.22), or $0.31 excluding special charges, in 1998.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 1999, the Company had cash, cash equivalents and marketable securities of $16,555 versus $14,847 at December 31, 1998. The current ratio was 1.8 at June 30, 1999 as compared to 1.6 at year end 1998.

The Company's long-term debt increased from $31,665 at December 31, 1998 to $33,630 at June 30, 1999. This increase was the result of entering into a new $2,000 loan at its France Operation. The Company's current debt decreased from $28,177 at December 31, 1998 to $17,096 at June 30, 1999. The decrease was the result of improved cash flows from operations during the period, including steady progress on inventory reduction.

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

The Consumables segment, comprised of two marketing units, includes products such as filter cartridges, membrane elements, membrane, instruments, and laboratory products. The Equipment segment, comprised of three marketing units, includes products such as pumps, housings, valves, controls, reverse osmosis/ultrafiltration machines, ozonators, stills, and water treatment systems.
Each segment is currently supported by several manufacturing facilities, a similar sales force and various corporate functions. The segments do not have separate accounting, customer service, administration, or purchasing functions.

The marketing unit structure was established to provide strategic leadership for related products. It was implemented on July 1, 1998. Restatement of prior period results under this method of reporting has been deemed impracticable due to the costs and unavailability of certain financial information. As a result, comparable financial information is not available for the two reportable business segments for first and second quarters of 1998.

The reportable segment information for the three months and six months ended June 30, 1999 are as follows:

                             Three Months Ended       Six Months Ended
                                June 30, 1999           June 30, 1999
                           Consumables  Equipment  Consumables  Equipment
                           -----------  ---------  -----------  ---------
Sales                        $21,694     $24,763     $41,428     $49,550
Cost of sales                 13,371      16,912      25,454      33,981
                             -------     -------     -------     -------
Gross profit                   8,323       7,851      15,974      15,569
  Gross margin %                38.4%       31.7%       38.6%       31.4%
Operating expenses             5,471       7,015      10,767      13,786
                             -------     -------     -------     -------
Operating income               2,852         836       5,207       1,783
                             =======     =======     =======     =======
  Operating Income %            13.2%        3.4%       12.6%        3.6%

Lower plant utilization and slower sales in Euro/Africa affected gross margins in the Equipment segment. The standard and custom equipment marketing units incurred an operating loss for the second quarter of 1999. The losses of $(335) and $(81) were principally due to variability in production demands and lower utilization of certain production facilities.

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

Osmonics' Year 2000 Project (the Project) began in 1994 with reviews of the Company's business information systems. The objective was to improve access to business information through an integrated, company-wide system which is also Year 2000 compliant. The Company estimates that as of June 30, 1999, approximately 80% of its systems are Year 2000 compliant.

The Company is using a multi-step approach in conducting the Project. These steps include: needs analysis, resource requirements, remediation and testing, and implementation. The Project plan identified the major issues and alignment of priorities, resources, and contingency plans. The remediation and testing phases will continue through third quarter 1999.

The Project scope includes all computing systems hardware, software, information technology (IT) infrastructure (such as networks and telecommunications), and all third-party suppliers and vendors. The Company has completed the needs analysis phase of the Project. The Company has not yet completed, corrected and/or tested for all possible Year 2000 compliance issues. The Company anticipates that it will complete, correct and/or test for all possible Year 2000 compliance issues by the end of the third quarter. The Company is also utilizing the services of consulting firms to assist in dealing with Year 2000 issues.

An integral part of the Project is the implementation of SAP, a company-wide integrated business information and accounting system. The Company began implementing this enterprise resources planning (ERP) system as its primary information system in 1996. ERP is being implemented in a two-phase approach. Phase I, the conversion of the previous primary computing system at the Company's headquarters and primary manufacturing facility, in Minnetonka, MN was completed in 1997. Phase II is the business process re-engineering within SAP, and the rollout to other plants. Implementations at three plants were scheduled for 1999. At the end of the first quarter, the Company implemented SAP at its Phoenix Operation. The remaining two plants are scheduled to be completed by September 30, 1999. Also, the existing software at three other plants has been upgraded with Year 2000 compliant versions on an interim basis. Upon completion of the remaining two plants, all of the Company's systems should be one hundred percent (100%) Year 2000 compliant.

Very few of the Company's products contain software or embedded microprocessors. The Company has reviewed all of these products and identified only a few that will be impacted by Year 2000 compliance issues. In all cases, the effect will be in the retrieval and display of logged data and not in the correct operation of the product. A solution for each of the products identified has either been made available, or will be made available to our customers prior to the Year 2000.

Customers and vendors could be disrupted with their own Year 2000 issues, which could affect their ability to buy Osmonics products or supply Osmonics with raw materials. However, the Company believes this is unlikely, since no single customer or vendor represents more than 5 percent of the Company's present business. Alternative sources of supply are also currently available and the Company believes will be available if needed. The Company has sought assurances from its material suppliers that their ability to sell to the Company will not be materially impacted by any Year 2000 issue. As of the end of the second quarter of 1999, most material vendors had represented to their state of Year 2000 readiness. For those who have not responded, the Company is following up with such parties in the third quarter in order to obtain relevant Year 2000 compliance information and is also identifying alternative suppliers for critical parts and materials.

COST
As of June 30, 1999, the Company has invested over $6,000 during the years 1995-1999 to upgrade its information systems. The remaining cost associated with required modifications just to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total external cost to accelerate the replacement of certain hardware, software, and infrastructure is not expected to exceed $500. The remaining ERP implementation costs and the related business process improvements, which would be incurred in any case, are excluded from the figure above.

RISKS
The Company believes that it will be able to correct all material Year 2000 problems prior to January 1, 2000. However, the Company's ability to correct its Year 2000 problems is dependent upon its ability to obtain and retain adequate resources. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations and financial condition. For example, the most reasonably likely worst case scenario of Year 2000 noncompliance, the failure to update its business information system for Year 2000 compliance could result in delayed performance on contracts, loss of contracts, or lawsuits for failure to perform.

The Project is expected to significantly reduce the Company's level of uncertainty regarding the Year 2000 problem. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be minimal.

The failure of the Company's customers to be Year 2000 Compliant could materially reduce or delay the Company's sale of products because of budget constraints and the diversion of customer resources to fixing the customers' Year 2000 problems. At this time, the Company does not believe that its customers' Year 2000 problems will materially impact the Company's business.

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

The Company believes that due to the widespread nature of potential Year 2000 issues, the contingency planning process may require further modifications in the third and perhaps the fourth quarters of 1999 as the Company obtains additional information regarding: (1) The Company's internal systems and equipment during the remediation and testing phases of its Year 2000 program; and (2) the status of those third parties who have not yet responded to the Company regarding their Year 2000 readiness.

PRIVATE SECURITIES LITIGATION REFORM ACT
The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) contains statements that are forward looking. Such statements may relate to plans for future expansion and acquisitions, the relocation of certain manufacturing processes, business development activities, capital spending, financing, or the effects of regulation, competition and Year 2000 compliance. Such information involves important risks and uncertainties that could significantly affect results in the future. Such results may differ from those expressed in any forward-looking statements made by the Company. These risks and uncertainties include, but are not limited to, those relating to product development activities, the inability to accurately estimate the costs of relocation of certain manufacturing processes, computer systems implementation, Year 2000 compliance, dependence on existing management, global economic and market conditions, and changes in federal or state laws. Investors are referred to the discussion of certain risks and uncertainties associated with forward looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.


                                 OSMONICS, INC.
                                     PART II
                                OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 12, 1999. The following members were elected to the Company's Board of Directors to hold office for the ensuing three years:

     Nominee               In Favor     Withheld
     -------              ----------    --------
     Ralph E. Crump       12,211,444     96,769

     Charles W. Palmer    12,204,617    103,597


Item 5.  SUBSEQUENT EVENT

The Company announced on July 1, 1999, the completion of the acquisition for cash of all the equity interest in ZyzaTech Water Systems, Inc. of Seattle, Washington.

Zyzatech is a leader in the field of water purification and solution delivery for hemodialysis. The acquisition broadens Osmonics' existing product offering for hemodialysis clinics and enhances Osmonics' ability to participate in the growing international dialysis markets.

Zyzatech's products will be sold through their existing distribution channels. The annual revenues of Zyzatech are approximately $12,000. The acquisition will be recorded under the purchase method of accounting. Finalization of the related purchase accounting is anticipated in the third quarter of 1999.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  (27)Financial Data Schedule

         (b) During the quarter ended June 30, 1999 the Registrant did not file a Form 8-K report.



                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Dated:  August 13, 1999







                                OSMONICS, INC.
                                (Registrant)




                                /s/   L. Lee Runzheimer
                                      L. Lee Runzheimer
                                      Chief Financial Officer





                                /s/   Howard W. Dicke
                                      Howard W. Dicke
                                      Treasurer and Vice President
                                        of Investor Relations




                                /s/   D. Dean Spatz
                                      D. Dean Spatz
                                      Chief Executive Officer