Form 10-Q
period 1999-09-30
OSMONICS INC
filed 1999-11-12
CIK 75049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 1-12714

OSMONICS, INC.

(Exact name of registrant as specified in its charter)

Minnesota (State of incorporation)	41-0955759 (IRS Employer Identification No.)
5951 Clearwater Drive, Minnetonka, MN (Address of principal executive offices)	55343 (zip code)

Registrant's telephone number, including area code (612) 933-2277

N/A
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At October 31, 1999, 14,232,979 shares of the issuer's Common Stock, $0.01 par value, were outstanding.

OSMONICS, INC.
INDEX

PART I. FINANCIAL INFORMATION	PAGE
ITEM I. FINANCIAL STATEMENTS
Consolidated Statements of Operations—For the Three and Nine Months Ended September 30, 1999 and 1998	2
Consolidated Balance Sheets—September 30, 1999 and December 31, 1998	3
Consolidated Statements of Cash Flows—For the Nine Months Ended September 30, 1999 and 1998	4
Notes to Consolidated Financial Statements	5-6
ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7-14
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	14
SIGNATURES	15

ITEM I—FINANCIAL STATEMENTS

OSMONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Sales	$46,898	$44,606	$137,876	$134,109
Special inventory charge	810	—	810	—
Cost of sales	31,248	28,100	90,683	86,051

Gross profit	14,840	16,506	46,383	48,058
Less:
Selling, general and administrative	11,195	11,406	31,917	31,787
Research, development and engineering	1,779	2,636	5,610	7,483
Special charges (recovery)	(1,080)	—	(1,080)	7,988

Income (loss) from operations	2,946	2,464	9,936	800
Other income (expense)	(737)	(1,054)	(2,089)	(2,611)

Income (loss) from continuing operations before income taxes	2,209	1,410	7,847	(1,811)
Income taxes	751	433	2,668	331

Net income (loss)	$1,458	$977	$5,179	$(2,142)

Earnings per share
Net income (loss)—basic	$0.10	$0.07	$0.37	$(0.15)
Net income (loss)—assuming dilution	$0.10	$0.07	$0.36	$(0.15)
Average shares outstanding
Basic	14,216	13,982	14,140	13,964
Assuming dilution	14,301	14,192	14,214	13,964

OSMONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

	(UNAUDITED) September 30, 1999	December 31, 1998
ASSETS
Current assets
Cash and cash equivalents	$3,083	$576
Marketable securities	14,746	14,271
Trade accounts receivable, net of allowance for doubtful accounts of $957 in 1999, and $1,001 in 1998	35,549	34,767
Inventories	25,338	28,123
Deferred tax assets	2,882	6,610
Other current assets	6,156	5,034

Total current assets	87,754	89,381

Property and equipment, at cost
Land and land improvements	5,358	5,606
Building	31,640	30,568
Machinery and equipment	71,703	69,510

	108,701	105,684
Less accumulated depreciation	(51,008)	(48,871)

	57,693	56,813
Other assets	55,336	47,855

Total assets	$200,783	$194,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,806	$9,156
Notes payable and current portion of long-term debt	26,362	28,177
Other accrued liabilities	16,393	18,072

Total current liabilities	54,561	55,405

Long-term debt and notes payable	33,014	31,665
Other liabilities	21	18
Deferred income taxes	4,806	4,806
Shareholders' equity
Common stock, $0.01 par value Authorized—50,000,000 shares Issued—1999: 14,224,313 and 1998: 13,991,291 shares	142	140
Capital in excess of par value	22,035	20,733
Retained earnings	84,254	79,075
Other comprehensive income	1,950	2,207

Total shareholders' equity	108,381	102,155

Total liabilities and shareholders' equity	$200,783	$194,049

OSMONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	1999	1998
Cash flows from operations:
Net income (loss)	$1,458	$(2,142)
Non-cash items included in net income:
Depreciation and amortization	6,502	5,923
Deferred income taxes	3,679	(2,609)
Gain on sale of investments	(343)	(171)
Gain on sale of property and equipment	(197)	—
Special charges (recovery)	(270)	9,988
Changes in assets and liabilities (net of business acquisitions)
Accounts receivable	377	(1,136)
Inventories	3,980	3,459
Other current assets	1,444	(41)
Accounts payable and accrued liabilities	(979)	(7,165)

Net cash provided by operations	15,651	6,106

Cash flows from investing activities:
Business acquisitions (net of cash acquired)	(7,880)	(40,713)
Purchase of investments	(2,385)	(576)
Sale of investments	2,392	2,729
Purchase of property and equipment	(5,798)	(4,879)
Sales of property and equipment	744	110
Other	426	(406)

Cash used in investing activities	(12,501)	(43,735)

Cash flows from financing activities:
Proceeds from notes payable and debt	9,000	38,000
Reduction of debt	(11,198)	(4,081)
Cash restricted for purchase and construction of equipment	597	599
Issuance of common stock	1,304	627

Net cash provided (used) by financing activities	(297)	35,145

Effect of exchange rate changes on cash	(346)	278
Increase (decrease) in cash and cash equivalents	2,507	(2,206)
Cash and cash equivalents—beginning of year	576	4,872

Cash and cash equivalents—end of quarter	$3,083	$2,666

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

	Nine Months Ended September 30,
	1999	1998
Net income (loss)	$5,179	$(2,142)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(346)	278
Unrealized gains/(losses) on securities	89	(394)

Other comprehensive income (loss), before tax	(257)	(116)

Comprehensive income (loss)	$4,922	$(2,258)

    The Company sold, for cash, all the assets associated with its MACE product line on September 30, 1999. This product line was included in the Consumables Segment of the Company. Incremental financial results of this product line for nine months ended September 30, 1999 and the full year of 1998 are summarized as follows:

	Nine-months Ended September 30,
	1999	1998
Sales	$2,445	$2,843
Gross profit (loss)	886	546
Operating income (loss)	$617	$(235)

    During the third quarter 1999, the Company announced the fourth quarter 1999 closure of its Rockland, Massachusetts manufacturing facility and recorded associated inventory charges and corporate restructuring costs [see Special Charges (Recovery) discussion in the MD&A]. Closure of this manufacturing facility, which supports the Equipment Segment of the Company, is not expected to have a material financial impact on future results of operations.

    Operating results for the three months or nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the full year 1999.

    These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1998.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except share data)

    As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three months and nine months ended September 30, 1999 and 1998.

	Percent of Sales		Percent of Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Sales	100.0%	100.0%	100.0%	100.0%
Special inventory charge	1.7	—	0.6	—
Cost of sales	66.6	63.0	65.8	64.2

Gross profit	31.7	37.0	33.6	35.8
Selling, general and administrative	23.9	25.6	23.1	23.7
Research, development and engineering	3.8	5.9	4.1	5.6
Special charges	(2.3)	—	(0.8)	6.0

Operating expenses	25.4	31.5	26.4	35.3

Income (loss) from operations	6.3	5.5	7.2	0.5
Other income (expense)	(1.6)	(2.3)	(1.5)	(1.9)

Income (loss) from continuing operations before income taxes	4.7	3.2	5.7	(1.4)
Income taxes	1.6	1.0	1.9	0.2

Net income (loss)	3.1%	2.2%	3.8%	(1.6)%

SALES

    Sales for the third quarter ended September 30, 1999 of $46,898 increased 5.1% from sales for the third quarter of 1998. Year-to-date 1999 sales through September increased 2.8% over the corresponding 1998 level. The Consumables and Equipment segments sales were 42.4% and 57.6%, respectively, of total sales for the third quarter of 1999 and 44.5% and 55.5% for year-to-date 1999. Comparing same business activity before acquisitions, sales were down 2.9% during the third quarter of 1999 and 3.0% for the year due to continued variability in equipment order activity, lost production time in September at two locations due to the implementation of the SAP enterprise resource planning (ERP) system, and discontinued production of certain products. Globally, Euro/Africa year-to-date sales activity declined 10% from the previous year's strong level.

GROSS MARGIN

    Gross margin for the third quarter of 1999 was 31.6% compared to 37.0% for the corresponding period in 1998. The gross margin for the nine months ended September 30 was 33.6% in 1999 compared to 35.8% for the same period in 1998. In the third quarter of 1999, the Company recorded a special charge of $810 for inventory charges related to plant closings. This charge accounted for 1.7 and 0.6 percentage points of the third quarter 1999 and year-to-date 1999 gross margin declines, respectively. In the second quarter of 1998, the Company recorded a special charge of $2.0 million for slow moving inventory. This charge accounted for a 1.5 percentage point reduction of the year-to-date 1998 gross margin. A lower level of plant utilization at several locations also negatively impacted gross margins in the third quarter of 1999.

OPERATING EXPENSES

    Operating expenses decreased to 25.4% of sales in the third quarter of 1999 compared to 31.5% in the third quarter of 1998. In the third quarter of 1999, the Company recorded a special recovery of $1,080 in operating expense (see Special Charge discussion below). Operating expenses, excluding the special recovery, were 27.7% of sales in the third quarter of 1999. On a year-to-date basis, excluding special charges or recoveries, operating expenses were 27.2% for the nine months ended June 30, 1999 compared to 29.3% for the same period the previous year.

    The third quarter and year-to-date improvement in operating expenses is partly the result of expense control efforts in response to continued weak top-line sales growth. The year-to-date 1999 research & development expense decrease of $1,873 compared to year-to-date 1998 is related to the elimination of duplicate research efforts at multiple locations, development project rationalization, and an increased direction of engineering activity towards sustaining engineering and production support activity.

SPECIAL CHARGES (RECOVERY)

    In third quarter 1999, the Company recorded a net special recovery of $270 ($178 net-of-tax or $0.01 per share assuming dilution). Recovery included a $1,665 gain on the sale of an operation and a recovery of $215 related to the second quarter 1998 special charge. The special charges also included $810 for inventory related to plant closings and $800 for corporate restructuring and consolidation of operations. The special recovery is summarized below:

Gain on sale of operation	$(1,665)
Special inventory charges related to plant closings	810
Corporate restructuring	800
Recovery on second quarter 1998 special charge	(215)

Gross special charges (recovery)	$(270)
Less special inventory charges—in COS	810

Special recovery in operating expense	$(1,080)

    In second quarter 1998, the Company recorded special charges of $9,988 ($7,569 net-of-tax or $0.54 per share assuming dilution). Charges included a $6,222 charge to operating expense for purchased research and development related to the acquisitions of Micron Separations, Inc. ($1,902) and Membrex Corp. ($4,320) and a $2,000 charge to cost of sales for slow moving inventory. The special charges also included operating expense charges of $875 for corporate restructuring and consolidation of operations ($250 of which was used in 1998), and $891 for re-engineering costs and write-downs of assets in connection with the Company's implementation of a global information system. The special charges are summarized below:

In-process R&D	$6,222
Corporate restructuring	875
SAP / Re-engineering costs	891
Slow moving inventory	2,000

Gross special charges	$9,988
Less slow moving inventory—in COS	(2,000)

Special charge in Operating Expense	$7,988

    For the nine months ended September 30, 1999, the Company expended $300 for workforce reductions and $110 for facility closing/consolidation costs. As of September 30, 1999, the remaining balance of $215 related to the second quarter 1998 corporate restructuring special charge was recovered into operating expense.

OTHER EXPENSE

    Other expense decreased by approximately $300 in the third quarter of 1999 versus the same period in 1998. The decrease is primarily the result of gains recognized on the sale of investments. Also, interest expense was $150 lower for the comparative periods due to lower overall debt levels. Year-to-date other expenses decreased approximately $500 in 1999 compared to 1998. This reduction is primarily due to the gains on the sale of land and building in second quarter 1999 and gains on the sale of investments in third quarter 1999. Interest income and expense on a year-to-date comparative basis remained relatively flat.

INCOME TAXES

    The effective tax rate for the third quarter and year-to-date 1999 was 34.0% based on the forecast for the full year. This rate represents a significant change from the tax benefit percentage recognized in calendar year 1998, due primarily to the non-deductibility of the Micron Separations, Inc. in-process R&D that was written off in the second quarter of 1998. Under purchase accounting for a nontaxable business combination, the Micron Separations, Inc. purchased research and development special charge of $1,902 was expensed on a gross basis (not tax-effected).

NET INCOME (LOSS)

    Net income for the quarter ended September 30, 1999 was $1,458 compared to $977 for the quarter ended September 30, 1998. Excluding special recovery, third quarter 1999 net income was $1,280. Net income per common share assuming dilution for the quarter was $0.10, or $0.09 excluding special recovery, compared to $0.07 for the same period in 1998.

    Year-to-date 1999 net income (loss) was $5,179 compared to $(2,142), or $5,427 excluding special charges, for the same period in 1998. Net income per common share assuming dilution year-to-date was $0.36, or $0.35 excluding special recovery, in 1999 compared to $(0.15), or $0.38 excluding special charges, in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1999, the Company had cash, cash equivalents and marketable securities of $17,829 versus $14,847 at December 31, 1998. The current ratio of 1.6 at September 30, 1999 is unchanged from year end 1998.

    The Company's long-term debt and notes payable increased from $31,665 at December 31, 1998 to $33,014 at September 30, 1999. This increase was the result of entering into a new $2,000 loan at its France Operation. The Company's current debt decreased from $28,177 at December 31, 1998 to $26,362 at September 30, 1999. The decrease was the result of improved cash flows from operations during the period, including steady progress on inventory reduction. These improvements offset the $8 million of additional borrowing associated with the acquisition of Zyzatech on July 1, 1999.

    The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.

REVIEW OF INDUSTRY SEGMENTS

    The Company designs, manufactures and markets equipment, systems and components used in the processing and handling of fluids. The Company sells through five marketing units each comprised of related product lines. Certain marketing units have similar economic characteristics and have been aggregated under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131). As a result of aggregation, the Company has two reportable business segments—Consumables and Equipment.

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

    The reportable segment information, excluding special charges (recovery), for the three months and nine months ended September 30, 1999 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Consumables Segment:
	1999	1998	1999	1998
Sales	$19,870	$18,366	$61,298	n/a
Cost of sales	13,062	10,948	38,516	n/a

Gross profit	6,808	7,418	22,782	n/a
Gross margin %	34.3%	40.4%	37.2%	n/a
Operating expenses	5,507	5,787	16,274	n/a

Operating income	1,301	1,631	6,508	n/a

Operating income %	6.5%	8.9%	10.6%	n/a

	Three Months Ended September 30,		Nine Months Ended September 30,
Equipment Segment:
	1999	1998	1999	1998
Sales	$27,028	$26,240	$76,578	n/a
Cost of sales	18,186	17,152	52,166	n/a

Gross profit	8,842	9,088	24,412	n/a
Gross margin %	32.7%	34.6%	31.9%	n/a
Operating expenses	7,467	8,256	21,253	n/a

Operating income	1,375	832	3,159	n/a

Operating income %	5.1%	3.2%	4.1%	n/a

    Lost production days associated with the implementation of the SAP enterprise resource planning system in September negatively impacted sales and margins in the Consumable segment during the third quarter of 1999. Lower plant utilization and slower sales in Euro/Africa affected gross margins in the Equipment segment. The crossflow consumable and standard equipment marketing units incurred an operating loss for the third quarter of 1999. The losses of $(619) and $(22) were principally due to system conversion issues and lower utilization of certain production facilities.

    Currently, the balance sheet and cash flow by such segments are not available.

YEAR 2000 READINESS DISCLOSURE

  State of Readiness

    Osmonics is currently working to fully resolve the potential impact of the Year 2000 on the processing of date-sensitive information by its computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of Osmonics' programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

    Osmonics' Year 2000 Project (the Project) began in 1994 with reviews of the Company's business information systems. The objective was to improve access to business information through an integrated, company-wide system which is also Year 2000 compliant. The Company believes that as of September 30, 1999, all of its systems are Year 2000 compliant.

    The Company used a multi-step approach in conducting the Project. These steps included: needs analysis, resource requirements, remediation and testing, and implementation. The Project plan identified the major issues and alignment of priorities, resources, and contingency plans. The remediation and testing phases were completed during the third quarter 1999.

    The Project scope includes all computing systems hardware, software, information technology (IT) infrastructure (such as networks and telecommunications), and all third-party suppliers and vendors. The Company has completed the implementation phase of the Project and believes that is has corrected and/or tested for all possible Year 2000 compliance issues.

    An integral part of the Project is the implementation of SAP, a company-wide integrated business information and accounting system. The Company began implementing this enterprise resources planning (ERP) system as its primary information system in 1996. ERP is being implemented in a two-phase approach. Phase I, the conversion of the previous primary computing system at the Company's headquarters and primary manufacturing facility, in Minnetonka, MN was completed in 1997. Phase II is the business process re-engineering within SAP, and the rollout to other plants. Implementations at three plants occurred in 1999. At the end of the first quarter, the Company implemented SAP at its Phoenix Operation. During the third quarter, the Company implemented SAP at its Vista Operation and Westborough Operation. Also, the existing software at four other plants has been upgraded with Year 2000 compliant versions. With the completion of the two most recent implementations, all of the Company's systems should be Year 2000 compliant.

    Very few of the Company's products contain software or embedded microprocessors. The Company has reviewed all of these products and identified only a few that will be impacted by Year 2000 compliance issues. In all cases, the effect will be in the retrieval and display of logged data and not in the correct operation of the product. A solution for each of the products identified has been made available to our customers prior to the Year 2000.

    Customers and vendors could be disrupted with their own Year 2000 issues, which could affect their ability to buy Osmonics products or supply Osmonics with raw materials. However, the Company believes this is unlikely, since no single customer or vendor represents more than 5 percent of the Company's present business. Alternative sources of supply are also currently available and the Company believes will be available if needed. The Company has sought assurances from its material suppliers that their ability to sell to the Company will not be materially impacted by any Year 2000 issue. As of the end of the third quarter of 1999, most key material vendors had represented as to their state of Year 2000 readiness. For those who have not responded positively, the Company is continuing to monitor and inquire about their state of readiness. Also, the Company has identified alternative suppliers for any critical parts and materials from such vendors.

  Cost

    As of September 30, 1999, the Company has invested over $7,000 during the years 1995-1999 to upgrade its information systems. The remaining cost associated with any modifications just to become Year 2000 compliant or to accelerate the replacement of any hardware, software, and infrastructure is not expected to be material to the Company's financial position.

  Risks

    The Company believes that it has been able to correct all material Year 2000 problems prior to January 1, 2000. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations and financial condition. For example, the most reasonably likely worst case scenario of Year 2000 noncompliance, the inability to obtain critical parts or materials from vendors could result in delayed performance on contracts, loss of contracts, or lawsuits for failure to perform.

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

    Readers are cautioned that forward-looking statements contained in the Year 2000 update should be read in conjunction with the Company's disclosures under the heading—"Private Securities Litigation Reform Act"—that follows.

  Contingency Plans

    The Company has developed and put in place contingency plans to address internal and external issues specific to the Year 2000 problem, to the extent practicable.

    The Company believes that due to the widespread nature of potential Year 2000 issues, the contingency planning process may require further modifications in the fourth quarter of 1999. Modifications may be necessary as the Company obtains additional information regarding the status of those third parties who have not yet responded to the Company regarding their Year 2000 readiness.

PRIVATE SECURITIES LITIGATION REFORM ACT

    The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) contains statements that are forward looking. Such statements may relate to plans for future expansion, acquisitions or divestitures, business development activities, capital spending, financing, or the effects of regulation, competition, Year 2000 compliance, restructuring, and plant and product rationalization. Such information involves important risks and uncertainties that could significantly affect results in the future. Such results may differ from those expressed in any forward-looking statements made by the Company. These risks and uncertainties include, but are not limited to, those relating to product development activities, computer systems implementation, Year 2000 compliance, dependence on existing management, global economic and market conditions, and changes in federal or state laws. Investors are referred to the discussion of certain risks and uncertainties associated with forward looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

OSMONICS, INC.
PART II
OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  (27) Financial Data Schedule

  (b)
  During the quarter ended September 30, 1999 the Registrant did not file a Form 8-K report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated: November 12, 1999

OSMONICS, INC. (Registrant)
/s/ KEITH B. ROBINSON Keith B. Robinson Chief Financial Officer
/s/ HOWARD W. DICKE Howard W. Dicke Treasurer and Vice President of Investor Relations
/s/ D. DEAN SPATZ D. Dean Spatz Chief Executive Officer