Form 10-K405
period 1999-12-31
OSMONICS INC
filed 2000-03-30
CIK 75049

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 1-12714

OSMONICS, INC.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0955959 (I.R.S. Employer Identification No.)
5951 Clearwater Drive, Minnetonka, Minnesota (Address of principal executive offices)	55343 (Zip Code)

(952) 933-2277
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, par value $0.01 per share (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. Yes /x/

    As of March 20, 2000, 14,287,733 Common Shares were outstanding. The aggregate market value of the Common Shares held by non-affiliates of the Registrant on such date (based upon the closing price of such shares on the New York Stock Exchange on March 20, 2000) was $113,408,881.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999 (the "Annual Report to Shareholders"), are incorporated by reference into Parts II and IV. Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2000 (the "Proxy Statement"), and to be filed within 120 days after the Registrant's fiscal year ended December 31, 1999, are incorporated by reference into Part III.

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

Development of Business

    In addition to developing the Company's product line through internal research and development, the Company has expanded its business through a series of acquisitions. Recent major acquisitions in the last five years include:

  •
  Desalination Systems—In July 1996, the Company acquired Desalination Systems, Inc. ("Desal"), a manufacturer of crossflow filtration membrane and membrane elements that are marketed worldwide. Desal, which has facilities in Vista, California, has products that extend the range of membranes and membrane elements previously offered by the Company. The acquisition extended the Company's distribution network for such products.

  •
  AquaMatic—In February 1997, the Company acquired AquaMatic, Inc., a Rockford, Illinois-based company offering a line of specialty valves and controllers for the water conditioning market, which are sold through the Company's existing distribution channels.

  •
  Micron Separations, Inc.—In February 1998, the Company acquired Micron Separations, Inc. ("MSI"), a Westborough, Massachusetts-based developer and manufacturer of microfilter membrane and membrane products for diagnostic, laboratory and industrial use. These products expand the Company's range of nylon and cellulosic membrane applications. The products are sold through the Company's existing distribution channels.

  •
  Membrex Corp.—In April 1998, the Company acquired Membrex Corp. of Fairfield, New Jersey. The acquisition gives the Company the most hydrophilic UF membrane in the market. This patented membrane is primarily used to separate oil from water and is also used in a variety of applications in biotechnology, laboratory and petrochemical processes. Membrex also has a patented machine using its UF membrane which separates oil from aqueous chemical cleaners used in parts cleaning and other industrial and commercial applications. Some Membrex products are sold through an exclusive agreement with Safety-Kleen Corp. and the remainder through the Company's existing distribution channels.

  •
  ZyzaTech Water Systems, Inc.—In July 1999, the Company acquired ZyzaTech Water Systems, Inc. (ZyzaTech), a Seattle, Washington-based manufacturer of medical and pharmaceutical water purification and fluid handling products. ZyzaTech products are being sold through their existing distribution channels, offering a broadened line of hemodialysis products.

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

    The Company's membranes are used in many bioengineering processes such as the production of high fructose corn sugar, enzyme purification, and purification of pharmaceuticals produced by biological processes. Other uses include water purification applications in hemodialysis, semiconductor manufacturing, production of pure water for beverages, production of ultrapure pharmaceutical and boiler feed water, industrial water purification, oil/water separation and waste removal for pollution control compliance.

    In addition, the Company sells its home reverse osmosis (HRO) membrane elements to OEM's who package them into systems for use in homes, offices and retail vending establishments to produce purified drinking water. The Company is registered with the United States Food and Drug Administration for the manufacture and sale of certain membrane elements used in biological preparations. The Company is also registered with the U.S. FDA for the manufacture of Class II medical devices used to purify and process water for hemodialysis.

    The Company markets its microfiltration normal flow membrane for use in a variety of laboratory and medical diagnostic applications. Numerous applications exist for the Company's microfilters because of unique features, including use in diagnostics, air monitoring and in laboratory procedures for cancer and other research.

    Filters Cartridges:  The Company markets several types of replaceable cartridge filters. Cartridge filters consist of the various membranes and filtration media manufactured by the Company and third parties together with various end caps and other parts that allow them to be used and replaced in filtration equipment and systems. These cartridge filters include depth cartridge filters, pleated cartridge filters, and rolled cartridge filters.

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

    Equipment & Pumps:  The Company manufactures and markets equipment to generate ozone from electricity using corona discharge. Ozone is becoming increasingly important as a bactericide and water purifier because it kills bacteria, virus and giardia cysts 10 to 300 times faster than chlorine. Ozone is also effective in oxidizing trace organic materials in water which are precursors of the carcinogenic trihalomethanes. Ozone can also be used to purify solvent-contaminated groundwater and is often used to de-color water and wastewater.

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

    Other types of equipment manufactured by the Company include centrifugal pumps and energy recovery turbines; electronic controllers to operate precision valves for water conditioning; flow control and measuring devices and instrumentation; and housings and specialty holders and devices for containing and retaining various membranes and filters.

    The Company markets a line of multi-stage centrifugal pumps. These pumps were developed by the Company to meet the need for dependable high pressure pumps and are available in 60 standard sizes with flows ranging from 3 gallons per minute to 500 gallons per minute and pressure capabilities from 25 pounds per square inch (psi) to 500 psi. The pumps are capable of operating in series to obtain 1000 psi for seawater desalting and other high pressure applications. The Company recently developed an energy recovery turbine that complements its centrifugal pumps primarily for use in desalting seawater with reverse osmosis.

    Controls & Valves:  The Company is a leader in the manufacture of the controllers and valves used to effect ion exchange technology. The most used ion exchange process is for water softening where the ions of calcium and magnesium are replaced with sodium to reduce soap usage, improve boiler operation and improve cleaning. Another ion exchange application is to polish ultrapure water for electronics manufacture and high-pressure boiler feed.

    The Company markets both analog and digital products for chemical water treatment and monitoring. The instruments are used to measure and control conductivity, pH, ORP, chlorine and specific ions. The instruments are capable of being used in local operating network (LON) communications and data acquisition.

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

Consumables and Equipment Sales

    For the twelve months of 1999, the Consumables Group was 44% of total sales and the Equipment Group made up 56% of sales. For the last six months of 1998, the Consumables Group was 41% of total sales and the Equipment Group made up 59% of sales.

    As a result of a Company-wide reorganization on July 1, 1998, this sales comparison is only available for the 18 months detailed above. Restatement of prior periods' results under this method of reporting was deemed impracticable due to the anticipated costs and unavailability of such financial information.

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

    The Company focuses the marketing of its products through targeted selling groups in four main regions of the world (North America, Euro/Africa, Asia Pacific and Latin America):

      1.  Custom equipment and systems.

      2.  Components and standard equipment sales.

      3.  Consumable filtration and separation sales.

      4.  Catalog and internet sales.

These sales groups are supported by application engineers and customer service personnel.

    The Company markets its custom machines and systems through its direct sales force and integrators. The Company's standard products are marketed to a network of independent distributors and value added resellers with the help of Company district managers. These value added resellers provide world-wide installation service and stocking of a wide range of the Company's standard products. Filtration and separation products are sold through a worldwide network of independent distributors. Some sales are made directly to certain of the Company's largest customers and to other manufacturers of filtration equipment and systems.

    The Company's marketing activities include appearances at trade shows, direct marketing campaigns, advertisements in professional and trade journals and appearances before professional organizations. The Company participates with its customers in planning the systems in which its products are to be used, particularly if new applications are involved. In some cases, the sale of a system designed for a particular customer may result from an engineering and service relationship which has extended over several years.

Research and Development

    Research and development activities emphasize product development and applied research, with the goal of developing proprietary products. Such expenditures totaled $7,694,000 in 1999, $9,913,000 in 1998, and $10,635,000 in 1997.

Patents and Trademarks

    The Company has been granted domestic and certain foreign trademarks on numerous product names, and on its logo-types. The Company holds domestic and foreign patents on certain of its filter media, filters, controlling valves, machine designs and other products. The Company has also from time to time acquired businesses which own patents and trademarks. Although the Company believes that its patents have value, the Company's business as a whole is not dependent on any patent or group of related patents because the Company considers its technological position to be based primarily on its proprietary manufacturing methods, innovative engineering and marketing expertise. However, the loss of patents relating to certain specialized membranes and related products could have a significant effect on the Company's future revenues.

Employees

    As of December 31, 1999, the Company employed 1,436 persons, including 234 holding engineering or technical degrees.

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

    With respect to the Company's membrane and related water treatment equipment business activity, there are a number of companies, including several sizable chemical companies, that manufacture membranes, but not equipment. There are numerous smaller companies, primarily fabricators, that build water treatment and desalination equipment, but which generally do not have their own proprietary membrane technology. A limited number of companies manufacture both membranes and equipment. In ozone equipment, there are both large and small competitors with no single dominant competitor. In water softener controls and valves, the Company has three primary and numerous secondary competitors. Some competitors sell only controller valves and some sell complete softeners. The Company has numerous competitors in its conventional water treatment and filtration products business activities.

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

Raw Materials

    The principal raw materials used by the Company are various plastic materials including polyvinyl chloride, polypropylene, Noryl PPO, Nylon, cellulose acetate, polycarbonate, polyester, polysulfone, polyacrylonitrile and PTFE; stainless steel, steel, brass, copper and various other synthetic materials, all of which are normally available from sources within the continental United States. Most raw materials used by the Company are available from multiple sources of supply. A limited number of materials are proprietary products of major companies which, if not available, would have a material effect on the Company's sales and profits. The Company believes it could find substitutes for these materials if they should become unavailable, but has no assurance that the substitute would perform as well or be priced as favorably.

    During 1999, the Company experienced difficulty in securing a certain needed raw material in its membrane manufacturing. Financial results were negatively impacted as the Company missed shipment dates and incurred increased scrap rates while adjusting manufacturing processes to accept other substituted products. The Company has experienced no other difficulty in securing any of its needed raw materials and components.

Customers

    No one customer accounted for 10 percent or more of the Company's consolidated revenue in 1999, 1998, or 1997.

Backlog

    The dollar amount of the Company's backlog of orders considered to be firm at December 31, 1999, was $25.4 million. The comparable backlog at December 31, 1998, was $21.6 million. The Company expects that nearly all orders included in the backlog at December 31, 1999, will be filled during the 2000 fiscal year. The Company does not believe that its backlog at any time is necessarily indicative of annual sales. The business of the Company is not subject to significant seasonal variations.

Governmental Regulation

    Certain applications of the Company's reverse osmosis and ultrafiltration products and fluid handling equipment are subject to governmental regulation. Products used for fractionation of cheese whey for human consumption are subject to regulation by the United States Department of Agriculture. Reverse osmosis, ultrafiltration and fluid handling systems used in medical applications, particularly the systems used in artificial kidney dialysis equipment and pharmaceutical water for injection, are subject to regulation by the United States Food and Drug Administration. Ultrafiltration and microfiltration products used for biological separations are subject to regulation by the United States Food and Drug Administration.

    The sanitation district in which one of the Company's operating plants is located has revised its discharge regulations. As a result, the district has adjusted the Company's discharge permit by reducing the amount of discharge at one of the Company's locations. This adjustment has and will result in additional operating and capital expenditures.

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

Year 2000 Update

    The Company's Year 2000 computer testing and contingency planning was successful, as the Company has experienced no problems with systems or customers' accounts as the date changed from 1999 to 2000. The Company will continue to monitor its computer systems, products and services, including interaction with customers, major vendors and suppliers throughout 2000 to address any issues. Although the Company is not aware of any material operational or financial Year 2000 related issues, the Company cannot assure that such issues will not occur.

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

EARNINGS VARIATIONS

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

    Operating results from the sale of water purification and fluid filtration systems also can be expected to fluctuate significantly as a result of the limited pool of existing and potential customers for these systems, the timing of new contracts, possible deferrals or cancellations of existing contracts and the evolving and unpredictable nature of the markets for water purification systems. As a result of these and other factors, the Company's operating results may be subject to quarterly or annual fluctuations. There can be no assurance that at any given time the Company's operating results will meet or exceed stock market analysts' expectations.

COMPETITION

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

RISKS RELATED TO ACQUISITIONS

    The Company has acquired a number of United States-based companies and product lines. The Company plans to continue to consider and potentially pursue acquisitions that expand the segments of the water and wastewater treatment and water-related industries in which it participates, complement its technologies, products or services, broaden its customer base and geographic areas served and/or expand its global distribution network, as well as acquisitions which provide opportunities. The Company's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. Although the Company believes that it has generally been successful in pursuing acquisitions, there can be no assurance that acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

PROFIT UNCERTAINTY IN FIXED-PRICE CONTRACTS

    A significant portion of the Company's revenues are generated under fixed price contracts. To the extent that original cost estimates are inaccurate, scheduled deliveries are delayed or progress under a contract is otherwise impeded, revenue recognition and profitability from a particular contract may be adversely affected.

RISKS OF DOING BUSINESS IN OTHER COUNTRIES

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

ITEM 2. PROPERTIES

    The executive offices and principal manufacturing facilities of the Company are located in Minnetonka, Minnesota, a suburb of Minneapolis.

    A summary of the Company's main operating facilities is as follows:

Location	Status	Size	Function
Minnetonka, MN	Owned	309,600 sq ft	Sales, Manufacturing, Warehouse
Vista, CA	Owned	110,000 sq ft	Sales, Manufacturing, Warehouse
Milwaukee, WI	Owned	103,700 sq ft	Sales, Manufacturing, Warehouse
Rockford, IL	Owned	58,400 sq ft	Sales, Manufacturing, Warehouse
Phoenix, AZ	Owned	57,600 sq ft	Sales, Manufacturing, Warehouse
Westborough, MA	Leased	51,800 sq ft	Sales, Manufacturing, Warehouse
Kent, WA	Leased	50,000 sq ft	Sales, Manufacturing, Warehouse
Syracuse, NY	Owned	48,500 sq ft	Sales, Manufacturing, Warehouse
Rockland, MA	Leased	38,200 sq ft	Sales, Manufacturing, Warehouse
Le Mée, France	Owned	36,900 sq ft	Sales, Manufacturing, Warehouse
Fairfield, NJ	Leased	23,800 sq ft	Research & Development
Escondido, CA	Leased	20,000 sq ft	Manufacturing
Emmetsburg, IA	Leased	8,800 sq ft	Manufacturing, Warehouse
Denver, CO	Owned	4,700 sq ft	Sales, Warehouse
Bryan, TX	Owned	2,500 sq ft	Manufacturing, Warehouse
Total Owned		731,900 sq ft
Total Leased		192,600 sq ft
Total Owned and Leased		924,500 sq ft

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year that ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age	Position with Company	Officer Since
D. Dean Spatz (55)	Chief Executive Officer and Chairman of the Board	1969
Ruth Carol Spatz (55)	Secretary	1969
Howard W. Dicke (62)	Vice President Investor Relations and Treasurer	1978
L. Lee Runzheimer (57)	Vice President Finance	1988
Roger S. Miller (41)	Sr. Vice President Corporate Sales & Marketing	1998
Phillip M. Rolchigo (38)	Vice President Technology and Advanced Development	1998
Edward J. Fierko (58)	President and Chief Operating Officer	1999
Keith B. Robinson (45)	Chief Financial Officer and Sr. Vice President Administration	1999

    All of the executive officers have been officers of the Company for more than five years except the following:

    Mr. Miller joined Osmonics in 1993 as a product manager for pumps. Previously, Mr. Miller managed sales and marketing for Kurt Manufacturing, a machine tool manufacturer, and was a general manager for a capital equipment manufacturer in the water treatment industry.

    Dr. Rolchigo came to Osmonics from Membrex Corp., which Osmonics acquired in 1998. Dr. Rolchigo is the principal inventor of advanced vortex flow filtration technology. His technical expertise spans diverse industries from environmental waste to pharmaceutical processing. He has served as a research affiliate in chemical engineering for MIT, and belongs to numerous industry organizations.

    Mr. Fierko joined Osmonics in 1998 as a Vice President and General Manager of two Global Business Units. Previously, Mr. Fierko served as President and CEO of EcoWater International, Inc. Before that, he served as President of EcoWater Systems and was with General Electric Company for 23 years prior to joining EcoWater in 1987.

    Mr. Robinson joined Osmonics in 1999 as Chief Financial Officer and Senior Vice President Administration. Previously, Mr. Robinson served as Senior Director of Planning and Finance at West Group. Before that, he served as Chief Financial Officer of The Thompson Corporation.

    All executive officers are elected annually by, and serve at the direction of, the Board of Directors. D. Dean Spatz and Ruth Carol Spatz are husband and wife.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    "Common Stock Data," and "Notes to Consolidated Financial Statements," pages 16-21 of the Annual Report to Shareholders, are incorporated herein by reference. As of March 20, 2000 there were 1,862 shareholders of record.

    The Company has not paid cash dividends on its common shares. The Board of Directors currently intends to retain its earnings for the expansion of the Company's business. The Company has issued promissory notes which contain a covenant limiting the payment of dividends to shareholders. At December 31, 1999, approximately $5,000,000 of retained earnings was restricted under this covenant.

ITEM 6. SELECTED FINANCIAL DATA

    "Selected Financial Data," page 29 of the Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis of Financial Condition and Results of Operations," pages 28-31 of the Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial information of the Registrant and its subsidiaries, included in the Annual Report to Shareholders, is incorporated herein by reference:

Page(s)
Independent Auditors' Report	15
Consolidated Statements of Income	16
Consolidated Balance Sheets	17
Consolidated Statements of Cash Flows	18
Consolidated Statements of Changes in Shareholders' Equity	19
Notes to Consolidated Financial Statements	20-27
Quarterly Income Data	32

PART III

ITEM 10. DIRECTORS

    The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended December 31, 1999 and forwarded to shareholders prior to the Company's 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the 2000 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

The consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report to Shareholders, are incorporated by reference in Item 8, and are also incorporated herein by reference.
(a)(2)	Financial Statement Schedule
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
	B.	By-Laws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-2, File No. 33-336.)
	(4)A.	Note Purchase Agreement dated July 12, 1991. (Incorporated herein by reference to Annual Report on Form 10-K for fiscal year ended December 31, 1991.)
	(10)A.*	1993 Stock Option Plan and related form of stock option agreement. (Incorporated herein by reference to Annex C of the Registrant's Joint Proxy Statement/Prospectus dated September 10, 1993.)

	B.	Stock Option Agreement with Michael L. Snow, Director. (Incorporated herein by reference to Annual Report on Form 10-K for fiscal year ended December 31, 1993.)
	D.	1995 Employee Stock Purchase Plan. (Incorporated herein by reference to the Registrant's Proxy Statement dated March 27, 1995.)
	E.*	1995 Director Stock Option Plan. (Incorporated herein by reference to the Registrant's Proxy Statement dated March 27, 1995.)
* Denotes Executive Compensation Plan.
	(13)	1999 Annual Report to Shareholders. (Only those portions incorporated herein by reference shall be deemed filed with the Commission.)
	(21)	Subsidiaries of the Registrant.
	(23)	Consent of Deloitte & Touche LLP.
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended December 31, 1999.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSMONICS, INC.
By:	/s/ D. DEAN SPATZ D. Dean Spatz, CEO

Dated: March 29, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ KEITH B. ROBINSON Keith B. Robinson	Chief Financial Officer (Principal Finance and Accounting Officer)	March 29, 2000
/s/ RUTH CAROL SPATZ Ruth Carol Spatz	Director	March 29, 2000
Michael L. Snow	Director
/s/ RALPH E. CRUMP Ralph E. Crump	Director	March 29, 2000
/s/ VERITY C. SMITH Verity C. Smith	Director	March 29, 2000
/s/ CHARLES W. PALMER Charles W. Palmer	Director	March 29, 2000
/s/ WILLIAM EYKAMP William Eykamp	Director	March 29, 2000
/s/ D. DEAN SPATZ D. Dean Spatz	CEO, Chairman of the Board and Director (Principal Executive Officer) March 29, 2000	March 29, 2000

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Year ended December 31,
	1999	1998	1997
Sales	$184,671	$177,819	$164,905
Cost of sales	126,251	114,718	99,860

Gross profit	58,420	63,101	65,045

Operating expenses:
Selling, general and administrative	43,720	43,487	39,603
Research, development and engineering	7,694	9,913	10,635
Special charges	2,575	7,988	1,448

	53,989	61,388	51,686

Income from operations	4,431	1,713	13,359
Other income (expense), net:
Interest income	612	668	913
Interest expense	(4,053)	(4,288)	(2,226)
Other	2,058	829	344

	(1,383)	(2,791)	(969)

Income (loss) from continuing operations before income taxes	3,048	(1,078)	12,390
Income taxes (benefit) (Note 11)	2,084	(25)	3,927

Income (loss) from continuing operations	964	(1,053)	8,463
Recovery on discontinued operations (less income tax of $617) (Note 7)	—	—	1,330

Net income (loss)	$964	$(1,053)	$9,793

Earnings (loss) per share—basic (Note 16)
Income (loss) from continuing operations	$0.07	$(0.08)	$0.60
Net income (loss)	$0.07	$(0.08)	$0.70
Earnings (loss) per share—assuming dilution (Note 16)
Income (loss) from continuing operations	$0.07	$(0.08)	$0.59
Net income (loss)	$0.07	$(0.08)	$0.68

The accompanying notes are an integral part of the consolidated financial statements.

OSMONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	1999	1998
ASSETS
Current assets:
Cash and cash equivalents	$1,807	$576
Marketable securities (Note 3)	14,007	14,271
Trade accounts receivable, net of allowance for doubtful accounts of $1,315 in 1999 and $1,057 in 1998	35,804	34,767
Inventories (Note 4)	24,350	28,123
Deferred tax assets (Note 12)	4,773	6,610
Other current assets	2,771	5,034

Total current assets	83,512	89,381
Property and equipment, at cost:
Land and land improvements	5,358	5,606
Buildings	31,785	30,568
Machinery and equipment	73,148	69,510

	110,291	105,684
Accumulated depreciation	(51,961)	(48,871)

	58,330	56,813
Cash restricted for purchase and construction of equipment (Note 5)	325	560
Goodwill, net of accumulated amortization of $4,101 in 1999 and $2,343 in 1998	48,826	43,927
Long-term investments	1,008	1,016
Other assets, net of accumulated amortization of intangible assets of $1,031 in 1999 and $709 in 1998	2,365	2,352

Total assets	$194,366	$194,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,121	$9,156
Line of credit advances (Note 6)	18,500	26,000
Notes payable and current portion of long-term debt (Note 9)	2,812	2,177
Accrued compensation and employee benefits	3,633	4,475
Other accrued liabilities (Note 8)	11,285	13,597

Total current liabilities	51,351	55,405
Long-term debt (Note 9)	32,201	31,665
Deferred income taxes (Note 12)	6,256	4,806
Other liabilities	16	18
Commitments and contingencies (Note 14)
Shareholders' equity (Note 10):
Common stock, $0.01 par value
Authorized—50,000,000 shares
Issued—1999: 14,262,130 and 1998: 13,991,291 shares	143	140
Capital in excess of par value	22,612	20,733
Retained earnings	80,039	79,075
Total other comprehensive income	1,748	2,207

Total shareholders' equity	104,542	102,155

Total liabilities and shareholders' equity	$194,366	$194,049

The accompanying notes are an integral part of the consolidated financial statements.

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	1999	1998	1997
Cash flows from operations:
Net income (loss)	$964	$(1,053)	$9,793
Non-cash items included in net income:
Depreciation and amortization	8,772	7,964	5,791
Deferred income taxes	3,227	(2,059)	1,176
Gain on sale of land and investments	(2,625)	(1,285)	(573)
Special charges	3,610	9,988	1,448
Recovery on discontinued operations	—	—	(1,947)
Changes in assets and liabilities (net of business acquisitions):
Accounts receivable	(357)	(3,774)	1,370
Inventories	5,372	7,367	1,806
Other current assets	2,464	(3,052)	457
Accounts payable and accrued liabilities	(1,338)	(5,994)	(2,553)

Net cash provided by operations	20,089	8,102	16,768
Cash flows from investing activities:
Business acquisitions (net of cash acquired)	(6,846)	(39,880)	(13,992)
Purchase of investments	(3,603)	(808)	(902)
Maturities and sales of investments	6,409	4,480	2,478
Purchase of property and equipment	(8,323)	(7,808)	(6,609)
Sales of property and equipment	747	110	456
Pending acquisition costs	—	—	(1,200)
Other	(728)	424	(245)

Net cash used in investing activities	(12,344)	(43,482)	(20,014)
Cash flows from financing activities:
Proceeds from notes payable and current debt	9,000	32,000	16,967
Reduction of long-term debt	(17,061)	(2,264)	(10,394)
Cash restricted for purchase and construction of equipment	235	570	830
Issuance of common stock	1,882	472	934
Purchase of common stock	—	—	(5,249)

Net cash (used in) provided by financing activities	(5,944)	30,778	3,088
Effect of exchange rate changes on cash	(570)	306	(362)

Increase (decrease) in cash and cash equivalents	1,231	(4,296)	(520)
Cash and cash equivalents—beginning of year	576	4,872	5,392

Cash and cash equivalents—end of year	$1,807	$576	$4,872

The accompanying notes are an integral part of the consolidated financial statements.

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income(2)
			Capital in Excess of Par Value	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
Balance—January 1, 1997	14,193,239	$142	$23,128	$71,781	$2,892	$97,943
Comprehensive income
Net income	—	—	—	9,793	—	9,793
Other comprehensive income(1)
Translation adjustment	—	—	—	—	(362)	(362)
Marketable securities adjustment(3)	—	—	—	—	(684)	(684)

Other comprehensive income	—	—	—	—	(1,046)	(1,046)

Total comprehensive income	—	—	—	—	—	8,747
Purchase of common stock	(316,100)	(3)	(3,800)	(1,446)	—	(5,249)
Employee stock purchase plans	66,405	1	933	—	—	934

Balance—December 31, 1997	13,943,544	140	20,261	80,128	1,846	102,375
Comprehensive income (loss)
Net loss	—	—	—	(1,053)	—	(1,053)
Other comprehensive income(1)
Translation adjustment	—	—	—	—	306	306
Marketable securities adjustment(3)	—	—	—	—	55	55

Other comprehensive income	—	—	—	—	361	361

Total comprehensive income (loss)	—	—	—	—	—	(692)
Employee stock purchase plans	64,819	—	664	—	—	664
401(k) stock match	23,468	—	234	—	—	234
Recovery of common stock	(40,540)	—	(426)	—	—	(426)

Balance—December 31, 1998	13,991,291	140	20,733	79,075	2,207	102,155
Comprehensive income
Net income	—	—	—	964	—	964
Other comprehensive income (loss)	(1)
Translation adjustment	—	—	—	—	111	111
Marketable securities adjustment(3)	—	—	—	—	(570)	(570)

Other comprehensive income (loss)	—	—	—	—	(459)	(459)

Total comprehensive income	—	—	—	—	—	505
Employee stock purchase plans	69,209	1	555	—	—	556
401(k) stock match	51,078	1	483	—	—	484
Stock options exercised	150,552	1	841	—	—	842

Balance—December 31, 1999	14,262,130	$143	$22,612	$80,039	$1,748	$104,542

(1)
All items included in other comprehensive income are shown net of taxes. The tax effect for the marketable securities adjustment was $(220), $22, and $(265) for 1999, 1998, and 1997, respectively.
(2)
Accumulated other comprehensive income is comprised of accumulated currency translation of $(598), $(28), and $(334) and marketable securities adjustment of $2,346, $2,235, and $2,180 at December 31, 1999, 1998, and 1997, respectively.
(3)
Marketable securities reclassification adjustment for gains realized in net income (net of tax) was $1,617, $584, and $391 for 1999, 1998, and 1997 respectively.

The accompanying notes are an integral part of the consolidated financial statements.

FIVE-YEAR RESULTS

(In thousands, except per share amounts)

INCOME DATA:

	Year ended December 31,
	1999	1998	1997	1996	1995
Sales	$184,671	$177,819	$164,905	$155,946	$130,783
Income (loss) from continuing operations	964	(1,053)	8,643	13,467	11,879
Net income (loss)	964	(1,053)	9,793	13,467	11,879
Earnings (loss) per share—basic (Note 16)
Income (loss) from continuing operations	0.07	(0.08)	0.60	0.95	0.84
Net income (loss)	0.07	(0.08)	0.70	0.95	0.84
Earnings (loss) per share—assuming dilution (Note 16)
Income (loss) from continuing operations	0.07	(0.08)	0.59	0.93	0.83
Net income (loss)	$0.07	$(0.08)	$0.68	$0.93	$0.83
Average shares outstanding
Basic	14,162	13,976	14,031	14,145	14,058
Assuming dilution	14,252	13,976	14,313	14,458	14,365
BALANCE SHEET DATA:
Total assets	$194,366	$194,049	$164,483	$152,176	$142,419
Long-term debt	32,201	31,665	13,792	15,900	20,919

QUARTERLY FINANCIAL DATA

(In thousands, except per share amounts)

Quarterly Financial Data—1999

	Quarter Ended
	March 31	June 30	September 30(c)	December 31(d)
Sales	$44,521	$46,457	$46,898	$46,795
Gross profit	15,369	16,174	14,840	12,037
Net income (loss)	1,582	2,139	1,458	(4,215)
Net income (loss) per share—basic(a)	0.11	0.15	0.10	(0.30)
Net income (loss) per share—assuming dilution(a)	$0.11	$0.15	$0.10	$(0.30)

Quarterly Financial Data—1998

	Quarter Ended
	March 31	June 30(b)	September 30	December 31
Sales	$42,150	$47,353	$44,606	$43,710
Gross profit	16,107	15,445	16,506	15,043
Net income	2,164	(5,283)	977	1,089
Net income per share—basic(a)	0.16	(0.38)	0.07	0.08
Net income per share—assuming dilution(a)	$0.15	$(0.38)	$0.07	$0.08

(a)
Income per share has been restated to reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." See Note 16 of the consolidated financial statements.

(b)
Special charges of $9,988 ($0.54 per share after taxes assuming dilution) were recorded during the second quarter of 1998.

(c)
Special charges recovery of $270 ($0.01 per share after taxes assuming dilution) was recorded during the third quarter of 1999.

(d)
Special charges of $3,880 ($0.26 per share after taxes assuming dilution) were recorded during the fourth quarter of 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1. Summary of Significant Accounting Policies

    Osmonics, Inc. is a manufacturer and marketer of high technology water purification, fluid filtration, fluid separation, and fluid transfer equipment and instruments, as well as the replaceable components used in purification, filtration, and separation equipment. These products are used by a broad range of industrial, commercial, consumer and institutional customers.

    The consolidated financial statements include the accounts of Osmonics, Inc. and its wholly and majority owned subsidiaries (the Company). Significant intercompany accounts and transactions have been eliminated.

    Sales are recorded when the product is shipped or the service is provided.

    The estimated fair value for notes payable and long-term debt approximates carrying value due to the relatively short-term nature of the instruments and/or due to the short-term floating interest rates on the borrowing. The estimated fair value of notes receivable approximates the net carrying value, as management believes the respective interest rates are commensurate with the credit, interest rate, and repayment risks involved.

    The Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Inventories are stated at lower of cost (first-in, first-out method) or market for all operations except for two plants which have historically valued inventory on the last-in, first-out method.

    Depreciation and amortization of property and equipment are provided on the straight-line method over estimated lives of 3 to 40 years.

    Deferred income taxes have been provided for income and expenses which are recognized in different accounting periods for financial reporting purposes than for income tax purposes.

    The Company accrues for the estimated cost of warranty obligations at the time revenue is recognized.

    Foreign currency assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated generally using the average exchange rates throughout the period.

    The excess of cost over the fair market value of assets acquired in acquisitions is amortized over not more than 40 years, with the majority at 30 years. The AquaMatic life of 40 years for the recorded goodwill was reduced to 10 years based on the maturity of the product line and continued softness of the Asia/Pacific market. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 on impairment of long-lived assets, the carrying values of these intangibles are reviewed quarterly for impairment using discounted cash flows when events or circumstances warrant such a review (See Note 17). Other intangibles are carried at cost and amortized using the straight-line method over their estimated lives of 5 to 20 years.

    In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company in 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for, depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is currently reviewing the standard and its effect on the financial statements.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain reclassifications have been made to prior year amounts to conform with current year presentations.

2. Business Acquisitions

    On July 1, 1999, the Company acquired all of the equity interest of Zyzatech Water Systems, Inc. ("Zyzatech") of Seattle, Washington. The purchase price was approximately $10,000 and included $8,600 of goodwill which is being amortized on the straight-line method over 20 years. Zyzatech products are being sold through their existing distribution channels, offering a broadened line of hemodialysis products. The acquisition, included in the Equipment segment, was recorded under the purchase method of accounting.

    The results of operations of Zyzatech are included in the consolidated statements of operations from the date of acquisition.

    Pro forma 1999 and 1998 combined financial results of Osmonics, Inc. and Zyzatech would be as follows:

1999	Osmonics	Zyzatech	Combined
Sales	$184,671	$5,826	$190,497
Income from operations	3,048	397	3,445
Acquisition interest expense	320	320	640
Net income (loss)	964	57	1,021
Net income per share—assuming dilution	$0.07		$0.07
1998	Osmonics	Zyzatech	Combined
Sales	$177,819	$11,241	$189,060
Income from operations	1,713	714	2,427
Acquisition interest expense	640	640
Net income (loss)	(1,053)	88	(965)
Net income (loss) per share—assuming dilution	$(0.08)		$(0.07)

    On February 17, 1998, the Company acquired all of the equity interest of Micron Separations, Inc. (MSI) of Westborough, Massachusetts. The purchase price was approximately $25,000 which included $1,902 of in-process research and development (R&D), $1,900 of cash, $4,500 of tax loss carryforwards and carrybacks, and $13,600 of goodwill, which is being amortized on the straight-line method over 30 years. MSI products are being sold through existing Osmonics distribution channels, complementing the Company's existing cartridge filter products and providing a broader portfolio of diagnostic and laboratory membrane products to the laboratory and analytical testing markets. The acquisition, included in the Consumables segment, was recorded under the purchase method of accounting.

    The results of operations of MSI are included in the consolidated statements of operations from the date of acquisition.

    On April 29, 1998, the Company acquired all of the equity interest of Membrex Corp. ("Membrex") of Fairfield, New Jersey. The purchase price was approximately $16,000 plus assumed net liabilities of approximately $3,000. The price included $4,320 of in-process R&D and $15,700 of goodwill, which is being amortized on the straight-line method over 30 years. Membrex products are primarily related to membrane products and oil/water separating systems for commercial and industrial customers. The acquisition, included in the Equipment segment, was recorded under the purchase method of accounting.

    The results of operations of Membrex are included in the consolidated statements of operations from the date of acquisition.

    Pro forma 1997 combined financial results of Osmonics, Inc., MSI and Membrex would be as follows:

1997	Osmonics	MSI	Membrex	Combined
Sales	$164,905	$10,038	$6,333	$181,276
Income from operations	13,359	244	(1,920)	11,683
Net income (loss)	9,793	(1,233)	(3,237)	5,323
Net income per share—assuming dilution	$0.68			$0.37

    1997 financial results of MSI include $3,200 of non-recurring charges associated with the settlement of a patent infringement lawsuit.

    The pro forma combined impact of MSI and Membrex on financial results for 1998 was not material.

    On February 25, 1997, the Company acquired all of the equity interest of AquaMatic, Inc. of Rockford, Illinois. The purchase price was approximately $15,000 and included $7,600 of goodwill which is being amortized on the straight-line method over 40 years. AquaMatic products are being sold through existing Osmonics distribution channels, offering a more complete line of specialty valves and controllers. Revenues of AquaMatic were less than $15,000 in 1996 and 1995. The acquisition, included in the Equipment segment, was recorded under the purchase method of accounting.

    The results of operations of AquaMatic are included in the consolidated statements of operations from the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share data)

3. Marketable Securities

    The Company considers all of its marketable securities available-for-sale. Marketable securities at December 31, 1999 consisted of the following:

	Amoritized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
U.S. government securities
0-5 year maturity	$1,649	$6	$(37)	$1,618
Municipal bonds
0-5 year maturity	3,831	104	3,935
6 year or greater maturity	1,193	14	(57)	1,150
Corporate debt securities and other
0-5 year maturity	499	0	(7)	492
Equity securities	3,012	3,885	(85)	6,812

Total before-tax effect	$10,184	4,009	(186)	$14,007

Deferred tax effect of unrealized (gains) losses		(1,549)	72

Net unrealized gains (losses) on marketable securities		$2,460	$(114)

    Marketable securities at December 31, 1998 consisted of the following:

	Amoritized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
U.S. government securities
0-5 year maturity	$1,640	$36	$(1)	$1,675
Municipal bonds
0-5 year maturity	3,847	222	—	4,069
6 year or greater maturity	1,009	47	—	1,056
Corporate debt securities and other
0-5 year maturity	478	2	(3)	477
Equity securities	3,602	3,723	(331)	6,994

Total before-tax effect	$10,576	4,030	(335)	$14,271

Deferred tax effect of unrealized (gains) losses		(1,592)	132

Net unrealized gains (losses) on marketable securities		$2,438	$(203)

    Proceeds from sales of available-for-sale securities for the years ending December 31, 1999, 1998, and 1997 were $6,409, $2,253, and $1,678, respectively. The gains and losses on these sales, determined on the specific identification method, were $2,813 and $442 in 1999, $949 and $90 in 1998, and $614 and $41 in 1997.

    Market values are based on quoted market prices.

4. Inventories

    Inventories consist of the following:

	December 31,
	1999	1998
Finished goods	$8,640	$9,455
Work in process	6,457	5,156
Raw materials	10,820	15,479

	25,917	30,090
Adjustment to reduce inventories of $8,329 and $10,700 to the last-in, first-out method (See Note 1)	(1,567)	(1,967)

	$24,350	$28,123

5. Restricted Cash

    Cash restricted for purchase and construction of equipment at December 31, 1999 and 1998 represents proceeds received from the issuer of Industrial Development Revenue Bonds (see Note 9) restricted to the purchase and construction of property and equipment used in one of the Company's operations.

6. Line of Credit

    The Company, at December 31, 1999, had an unsecured revolving line of credit of $35,000 for working capital needs. The revolving line of credit matures on March 31, 2003, and borrowings bear a variable interest rate related to LIBOR. The terms of the credit agreement contain certain restrictions related to financial ratios, indebtedness, tangible net worth and capital expenditures. As of December 31, 1999, the Company was not in compliance with all debt covenants; however, a debt compliance waiver was obtained (Note 9). As of December 31, 1999, the Company had borrowings outstanding under the line of $18,500, and the interest rate was 7.56%. At December 31, 1998, the Company had borrowings outstanding under the line of $26,000, and the interest rate was 7.08%.

7. Discontinued Operations

    In September 1982, Autotrol Corporation (Autotrol), which has since been merged with the Company, discontinued its wastewater business. In subsequent years Autotrol incurred certain expenses related to the wastewater products and accrued for contingent liabilities. The Company determined in 1997 that the reserve was no longer required and recognized $1,330 ($0.09 per share—assuming dilution) of after-tax income as a recovery on discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share data)

8. Other Accrued Liabilities

    Other accrued liabilities consist of the following:

	December 31,
	1999	1998
Warranty and start-up	$1,936	$2,098
Taxes and other accruals	3,322	3,683
Deferred acquisition-related payments	2,074	2,827
Corporate restructuring	1,233	707
Customer deposits	2,720	4,282

	$11,285	$13,597

9. Debt

    Long-term debt is as follows:

	December 31,
	1999	1998
Promissory notes; interest payable quarterly at the three-month LIBOR plus 80 b.p.; due through 2001. The interest rate on December 31, 1999 was 6.31%.	$4,300	$5,725
Industrial development revenue bonds (IDRB's), principal due in varying annual payments through 2002; interest payable monthly at a variable rate determined periodically by the bond remarketing agent (5.25% at December 31, 1999).	6,950	7,450
Promissory notes; interest payable quarterly at fixed rate of 6.72%; due through 2008.	5,000	5,000
Promissory notes; interest payable quarterly at the three-month LIBOR plus 75 b.p.; due through 2008. The interest rate on December 31, 1999 was 6.26%.	15,000	15,000
Mortgage notes payable to two French banks; interest payable monthly at PIBOR plus 40 b.p. The interest rate on December 31, 1999 was 3.92%.	232	402
Mortgage notes payable to two French banks; interest payable monthly at fixed rate of 4.45%; due through 2006.	1,712	—
Promissory notes; interest payable annually at fixed rate of 8.00%; due through 2003.	1,483	—
Other notes	336	265

	35,013	33,842
Current portion	(2,812)	(2,177)

	$32,201	$31,665

    The IDRB debt and the mortgage notes payable to French banks are collateralized by real and personal property of the Company.

    Aggregate maturities of long-term debt outstanding at December 31, 1999 are:

    2000—$2,812; 2001—$4,411; 2002—$9,311; 2003—$3,306; 2004—$3,138; beyond 2004—$12,035.

    The promissory notes contain a covenant which limits the payment of dividends to shareholders. At December 31, 1999, approximately $5,000 of retained earnings were restricted under this covenant. In addition, the Company's various debt agreements contain certain restrictions related to financial ratios, indebtedness, tangible net worth and capital expenditures.

    As a result of financial results in 1999, the Company was out of compliance with the Leverage Ratio and Fixed Charge Ratio requirements related to its revolving line of credit at various measurement dates throughout the year. Also, in the first quarter of 1999, the Company was out of compliance with the Fixed Charge Ratio requirement related to $20,000 of its promissory notes. The Company has received a waiver from the lenders in regard to these covenants. In addition, the Company entered into new loan amendments with both lenders in March 2000 which reduce the Leverage Ratio and Fixed Charge Ratio requirements. Also, the new loan amendment reduced the Company's unsecured revolving line of credit to $30,000. As of December 31, 1999, the Company was in compliance with all other debt covenants.

    The Company also has an unsecured standby letter of credit of $5 million with a large financial institution. As of December 31, 1999, no amount was outstanding.

    Cash payments for interest related to all debts of the Company were $4,086, $4,037, and $2,033, for the years ended December 31, 1999, 1998, and 1997, respectively.

10. Stock Options

    The Company's 1993 Stock Option Plan, with 800,000 reserved common shares, is intended to facilitate ownership and increase the interest of key employees in the growth and performance of the Company, thus enhancing the value of the Company for the benefit of the shareholders. Options are granted at a price not less than market value on the date of the grant and become exercisable over a period of up to ten years, after which they expire. The 1993 Stock Option Plan terminates on September 1, 2003.

    The Company's 1995 Director Stock Option Plan provides that each director of the Company shall automatically receive, as of the date of each Annual Meeting of Shareholders, a non-qualified option to purchase 3,000 shares of the Company's common stock. The options have a ten-year term and are exercisable one year after the grant date at an exercise price equal to the fair market value of the shares on the grant date. The 1995 Director Stock Option Plan terminates on May 17, 2005.

    Shares reserved for future issuance under all of the Company's plans totaled approximately 1.630 million at December 31, 1999.

    The Company applies Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. No compensation cost has been recognized for its stock-based compensation plans as the exercise price of the stock option grants was equal to the fair market value of the shares on the grant date. Had compensation costs been determined based on the fair value of the 1999, 1998, and 1997 stock option grants consistent with the requirements of SFAS No. 123 "Accounting for Stock-Based Compensation," net income and earnings per share would have been reported as the following pro forma amounts:

	1999	1998	1997
Net income (loss)
As reported	$964	$(1,053)	$9,793
Pro forma	738	$(1,468)	$9,613
Earnings (loss) per share—assuming dilution
As reported	$0.07	$(0.08)	$0.68
Pro forma	$0.05	$(0.11)	$0.67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share data)

10. Stock Options (Continued)

    The fair value of the stock options used to calculate the pro forma net income and earnings per share amounts above is estimated using the Black-Scholes options pricing model with the following weighted average assumptions:

	1999	1998	1997
Dividend yield	0%	0%	0%
Expected volatility	46.9%	42.5%	24.2%
Risk-free interest rate	6.5%	6.0%	6.0%
Expected life	5.0	5.0	5.0

    Information related to stock options at December 31 under the aforementioned stock option plans is as follows:

	1999		1998		1997
Stock Options	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price	Shares (000)	Exercise Price
Outstanding at beginning of year	947	$10.21	653	$9.94	505	$7.80
Granted	255	8.93	379	11.85	154	17.24
Exercised	151	3.76	—	—	—	—
Forfeited	26	12.71	85	15.55	6	17.47
Outstanding at end of year	1,025	10.76	947	10.21	653	9.94
Options exercisable at year-end	487	10.64	486	7.37	410	6.68
Weighted average fair value of options granted during the year	$4.44		$5.48		$5.81

    The following table summarizes information about stock options outstanding at December 31, 1999:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/99 (000)	Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable at 12/31/99 (000)	Weighted Average Exercise Price
2.23- 6.72	230	3.8 yrs	$5.88	230	$5.88
6.73-13.42	519	8.7 yrs	9.70	94	11.21
13.43-17.90	243	7.5 yrs	16.42	133	16.43
17.91-22.38	33	6.1 yrs	19.62	30	19.64

    In 1998, the Company adopted a Stock Match Plan under which the Company matches, in the form of Company common stock, certain eligible U.S. employee savings plan contributions. Employees are vested in the shares immediately. Shares issued under the Stock Match Plan were 51,078 shares in 1999 and 23,468 shares in 1998 at a cost of approximately $483,000 in 1999 and $234,000 in 1998. At December 31, 1999, there were approximately 125,500 shares reserved for future issuance.

    The Company has an Employee Stock Purchase Plan which allows eligible employees to purchase common shares of the Company at 85% of market price. During 1999, 69,209 shares were issued at prices ranging from $6.80 to $9.99 per share. During 1998, 64,819 shares were issued at prices ranging from $7.18 to $14.08 per share. During 1997, 59,000 shares were issued at prices ranging from $12.40 to $17.58 per share. At December 31, 1999, there were approximately 144,000 shares reserved for future issuance.

    The Company had 500,000 authorized and unissued shares of preferred stock at December 31, 1999 and 1998.

11. Income Taxes

    Income tax expense consists of:

	Year ended December 31,
	1999	1998	1997
Current:
Federal	$300	$213	$2,741
State	(213)	261	(39)
Foreign	162	395	666
Deferred:
Losses and credits not usable in current year, carried forward to future years	(1,319)
Depreciation	(26)	298	351
Amortization of intangibles	1,635	(1,387)	261
Net operating loss usage	512	508	—
Allowance for doubtful accounts, start-up, warranty, inventory and other accruals	424	(347)	100
Deduction for unqualified option exercise	251
Other	358	34	(153)

Total continuing operations	$2,084	$(25)	$3,927
Discontinued operations, deferred	—	—	617

Total provision	$2,084	$(25)	$4,544

    Cash payments for income taxes were $1,155, $3,624, and $3,728 for the years ended December 31, 1999, 1998, and 1997, respectively.

    At the point when Osmonics, Inc. acquired MSI, on February 17, 1998, MSI had incurred $11,827 of tax losses, which had not yet been offset against previous or subsequent years' taxable income of MSI. In 1999, MSI filed a refund request that offset $8,684 of these losses against income of MSI for the years from 1988 to 1995, under the "Claim of Right" rule. All of the taxes claimed in this refund request were received in 1999. The remaining losses of $3,143 were carried forward, for offset against MSI income in years after the acquisition. $1,329 and $1,154 of these losses were offset against MSI income for the years of 1999 and 1998, respectively. The loss carryforwards remaining will expire after the year 2017.

    Osmonics generated a net operating loss (NOL) of $2,287 in 1999, which can be carried forward, and offset against profits generated through the year 2019. Osmonics also generated credits in 1998 and 1999, totaling $1,224, that can be carried back and offset against taxes paid in the years 1996 through 1998. Remaining credits can then be carried forward, and offset against taxes owed in future years. The credit carryforwards that have expiration dates will expire in years ranging from the year 2003 to the year 2019.

    A reconciliation of the income taxes computed at the Federal statutory rate to the Company's income tax expense is as follows:

	Year ended December 31,
	1999	1998	1997
Taxes at Federal rate (35%)	$1,067	$(377)	$4,337
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	6	216	132
Foreign Sales Corp. benefit	(615)	(503)	(546)
Tax credits	(227)	(307)	(249)
Tax-exempt interest/dividend deduction	(100)	(123)	(123)
Effect of foreign affiliates with different tax rates or net losses	15	91	167
Nondeductibility of intangible write-offs and amortization	1,547	851	35
Other	391	127	174

Total continuing operations	$2,084	$(25)	$3,927
Discontinued operations	—	—	617

Total provision	$2,084	$(25)	$4,544

12. Deferred Tax Assets and Liabilities

    Temporary differences which give rise to deferred tax assets and liabilities are as follows as of December 31:

	1999	1998
Current assets:
Allowance for doubtful accounts, start-up, warranty, and other accruals	$3,592	$3,966
Unrealized gain on marketable securities	(1,477)	(1,410)
Inventory costs capitalized for tax	33	122
Net operating losses available for carryback or carryforward	2,638	4,051
Other	(13)	(119)

Total current deferred assets	$4,773	$6,610

Noncurrent liabilities:
Depreciation	$3,889	$4,098
Amortization of intangibles	1,981	377
Other	386	331

Total non-current deferred tax liabilities	$6,256	$4,806

13. Sales and Segment Information

    The Company designs, manufactures and markets equipment, systems and components used in the processing and handling of fluids. The Company markets through five marketing units made up of related product lines. Certain marketing units have similar economic characteristics and have been aggregated under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." As a result of aggregation, the Company has two reportable business segments—Consumables and Equipment.

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

    The marketing unit structure was established to provide strategic leadership for related products. It was implemented on July 1, 1998. As a result, financial results for twelve months of 1999 and six months of 1998 are available to report under SFAS No. 131. Restatement of prior period results under this method of reporting has been deemed impracticable due to the anticipated costs and unavailability of such financial information.

    Sales include external sales only. Inter-segment sales primarily occur with Consumables products being included in Equipment products which could be significant. The reportable segment information for the period ended December 31, 1999 and 1998 is as follows: (all segment information is excluding impact of special charges in both years)

1999 Results (12 months):	Consumables	Equipment	Consolidated Total
Sales	$81,414	$103,257	$184,671
Cost of sales	53,778	71,438	125,216

Gross profit	27,636	31,819	59,455
Selling, general and administrative	18,288	25,432	43,720
Research, development and engineering	3,398	4,296	7,694

Operating expenses	21,686	29,728	51,414

Operating income	$5,950	$2,091	8,041

Special charges			3,610
Other income (expense)			(1,383)

Income before taxes			3,048
Income taxes			2,084

Net income			$964

1998 Results (6 months):	Consumables	Equipment	Consolidated Total
Sales	$36,631	$51,685	$88,316
Cost of sales	22,342	34,425	56,767

Gross profit	14,289	17,260	31,549
Selling, general and administrative	9,527	13,579	23,106
Research, development and engineering	1,904	3,162	5,066

Operating expenses	11,431	16,741	28,172

Operating income	$2,858	$519	3,377

Other income (expense)			(1,234)

Income before taxes			2,143
Income taxes			77

Net income			$2,066

    Currently, management does not report or analyze the balance sheet or any cash-generating measurements by such segments.

    All continuing operations for which geographic data is presented below are in one principal industry (design, manufacture and marketing of machines, systems, instruments and components used in the processing of fluids).

	1999	1998	1997
Sales to unaffiliated customers from:
United States	$169,837	$163,908	$150,753
Foreign operations	14,834	13,911	14,152
Transfers from (to) geographic areas:
United States	10,142	8,780	7,818
Foreign operations	(10,142)	(8,780)	(7,818)

	$184,671	$177,819	$164,905

Income (loss) from continuing operations before income taxes:
United States	$2,681	$(1,926)	$10,847
Foreign operations	367	848	1,543

	$3,048	$(1,078)	$12,390

Identifiable assets:
United States	$185,338	$185,814	$155,592
Foreign operations	9,028	8,235	8,891

	$194,366	$194,049	$164,483

    NOTE: Transfers are made at fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

13. Sales and Segment Information (Continued)

    Sales by United States operations to unaffiliated customers in foreign geographic areas are as follows:

	Year ended December 31,
	1999	1998	1997
Asia/Pacific	$18,976	$15,967	$20,030
Euro/Africa	15,649	17,710	14,536
Americas	11,184	11,227	11,678

	$45,809	$44,904	$46,244

    Total international sales for the Company were as follows:

	Year Ended December 31,
	1999	1998	1997
International sales	$60,643	$58,815	$60,396
% of sales	32.8%	33.1%	36.6%

14. Commitments and Contingencies

    The Company leases facilities for sales, service or manufacturing purposes in Wisconsin, Massachusetts, Washington, Colorado, New Jersey, Iowa, Switzerland, Germany, Hong Kong, Japan, China, Singapore, and Thailand.

    Future minimum lease payments on all operating leases of $6,142 are payable as follows: 2000—$1,905; 2001—$1,487; 2002—$1,146; 2003—$808; 2004—$455, and beyond 2004—$341. Rent expense for the three years ended December 31 was: 1999—$2,316; 1998—$1,794; and 1997—$1,633.

    The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, such litigation and claims will be resolved without a material effect on the Company's financial position or results of operations.

15. Employee Benefit Plans

    The Company has a noncontributory discretionary profit sharing plan covering certain employees meeting age and length of service requirements. The Company contributes annually to the plan an amount established at the discretion of the Board of Directors.

    Total expense recognized by the Company under these plans amounted to $284, $687, and $1,300 in 1999, 1998, and 1997, respectively.

16. Earnings Per Share

    The following table reflects the calculation of basic and diluted earnings per share from continuing operations.

	1999	1998	1997
Earnings (loss) per share—basic
Income (loss) from continuing operations available to common stockholders	$964	$(1,053)	$8,463
Weighted average shares outstanding	14,162	13,976	14,031
Income (loss) from continuing operations per share—basic	$0.07	$(0.08)	$0.60

Earnings (loss) per share—assuming dilution
Income (loss) from continuing operations available to common stockholders	$964	$(1,053)	$8,463
Weighted average shares outstanding	14,162	13,976	14,031
Dilutive impact of stock options outstanding	90	—	282

Weighted average shares and potential dilutive shares outstanding	14,252	13,976	14,313
Income (loss) from continuing operations per share—assuming dilution	$0.07	$(0.08)	$0.59

    Additionally, options to purchase 677,000 shares of common stock at a range of $10.00 to $22.38 were outstanding during 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common share.

17. Special Charges

    In 1999, the Company recorded net special charges of $3,610 ($3,569 net-of-tax or $0.25 per share assuming dilution). Charges included a $3,500 asset impairment charge for goodwill associated with the acquisition of AquaMatic, Inc. in 1997, a $1,035 charge to cost of sales for inventory related to plant closings, and a $1,233 charge to operating expense for corporate restructuring and consolidation of operations. Operating expense recoveries included a $1,943 gain on the sale of operations and $215 recovery on second quarter 1998 special charges.

    Asset impairment charges of $3,500 relate to the AquaMatic products purchased in 1997 by the Company (See Note 2). The impairment charge was based on the 1999 operating results and the estimated discounted future cash flows of the products.

    Inventory charges of $1,035 represent the net book value of inventory at two manufacturing locations that will not be utilized in ongoing production of the Company's products or be recovered through other methods of disposal.

    Corporate restructuring and consolidation of operations costs of $1,233 primarily include facility closing/consolidation, asset write-downs, and workforce reduction severance costs. Facility-related costs relate to closing two manufacturing facilities and relocating certain manufacturing-related activities to other existing locations. Certain manufacturing efforts will be exited as a result of the facility closures. Discontinuance and relocation of such manufacturing has risks associated with potential production interruptions; however, management's current assessment is that these risks can be effectively managed to minimize impact to sales.

    Workforce reductions of 30 employees with expected severance/outplacement costs of $75 related to the December 31, 1999 closure of the Company's Rockland, Massachusetts facility were included in the 1999 special charge. Workforce reductions of 50 employees with expected severance/outplacement costs of $200 related to the planned third quarter 2000 closure of the Company's Phoenix, Arizona facility were not included in the 1999 special charge since the plan was not announced to the employees at December 31, 1999.

    Expenditures will be funded with cash generated from operations. As of December 31, 1999, no expenditures were incurred related to the 1999 special charges.

    In 1998, the Company recorded special charges of $9,988 ($7,569 net-of-tax or $0.54 per share assuming dilution). Charges include a $6,222 charge to operating expense for in-process research and development (Note 2) related to the acquisitions of Micron Separations, Inc. ($1,902) and Membrex Corp. ($4,320) and a $2,000 charge to cost of sales for slow moving inventory. The special charges also included operating expense charges of $875 for corporate restructuring and consolidation of operations, and $891 for re-engineering costs and write-downs of assets in connection with the Company's implementation of a new information system.

    Corporate restructuring and consolidation of operations costs of $875 primarily include workforce reduction severance and facility closing/consolidation costs. June 30, 1998 employment of 1,559 was reduced to 1,360 at December 31, 1998. Facility-related costs relate to closing three manufacturing facilities and relocating manufacturing-related activities to other existing locations. Expenditures were $300 for workforce reductions and $110 for facility closing/consolidation costs in 1999. In 1999, the remaining balance of $215 related to the 1998 corporate restructuring special charge was recovered into operating expense.

INDEPENDENT AUDITORS' REPORT

Osmonics, Inc. Board of Directors and Shareholders
Minnetonka, Minnesota

    We have audited the accompanying consolidated balance sheets of Osmonicis, Inc. and Subsidiaries (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Osmonics, Inc. and Subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ending December 31, 1999, in conformity with generally accepted accounting principles.

Deloitte and Touche LLP
Minneapolis, Minnesota
February 24, 2000
(March 27, 2000 as to Note 9)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(Dollars in thousands, except share data)

    The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes included in this report.

Results of Operations

    The following table sets forth certain statements of operations data as a percentage of net sales for the periods indicated.

				Increase (Decrease)
	Years Ended December 31,
				1999 vs 1998	1998 vs 1997
	1999	1998	1997
Net sales	100.0%	100.0%	100.0%	3.9%	7.8%
Cost of goods sold	68.4	64.5	60.6	10.1	14.9

Gross profit	31.6	35.5	39.4	(7.4)	(3.0)

Selling, general and administrative	23.6	24.5	24.0	0.5	9.8
Research, development and engineering	4.2	5.6	6.4	(22.4)	(6.8)
Special charges	1.4	4.5	0.9	(67.8)	N/A

Operating profit	2.4	1.0	8.1	158.7	(87.2)

Other income / (expense)	(0.8)	(1.6)	(0.6)	50.4	(188.0)
Recovery from discontinued operations	—	—	0.8	N/A	N/A
Income taxes	1.1	—	2.4	N/A	N/A

Net income (loss)	0.5	(0.6)	5.9	183.3	(110.8)

Comparison of Years Ended December 31, 1999 and December 31, 1998

    Net Sales for 1999 increased $6,852 or 3.9% to $184,671 as compared to net sales of $177,819 for 1998. The 1999 sales increase was primarily attributed to the third quarter 1999 acquisition of ZyzaTech Water Systems and the full year impact of the 1998 MSI and Membrex acquisitions. Existing business sales were down $3,053 in 1999 due to decreases in capital equipment sales, components sold to OEM customers, sales of certain consumable products impacted by availability of product, and the sale of certain product lines. Overall, 1999 sales improved $3,009 (19%) to customers in Asia/Pacific, while sales decreased $1,138 (3.6%) to customers in Euro/Africa.

    Gross Profit decreased $4,681 or 7.4% to $58,420 as compared to $63,101 in 1998. As a percentage of net sales, gross profit decreased to 31.6% from 35.5% in 1998. 1999 gross profit includes $1,035 (0.6% of net sales) of special inventory charges related to plant closings. The decrease in gross profit is primarily due to lower utilization and production issues at certain manufacturing facilities. To reduce excess manufacturing capacity, reduce costs and improve gross margins, one facility was closed on December 31, 1999, and another closure was announced and scheduled for the third quarter in 2000. The Company is relocating certain production and product capabilities in efforts to focus its factories and eliminate duplicate capabilities and the associated cost and overhead structures. The reduction of manufacturing scrap and the improvement of raw material sourcing have been identified as major priorities in Year 2000.

    Selling, General and Administrative Expenses increased $233 or 0.5% to $43,720 in 1999 as compared to $43,487 in 1998. As a percentage of sales, SG&A expenses decreased to 23.6% from 24.5% in 1998. The 1999 increase is attributed to the acquisition of ZyzaTech Water Systems in July 1999 and offset by expense control efforts of the Company.

    The Company's marketing priority is to get its products into distribution as soon as possible. The Company continues to centralize its sales groups to focus responsibility for customer relationships. In addition, the Company has invested in customer satisfaction initiatives and surveys during the year to identify areas where the Company can improve performance and service levels to better serve and meet our customers' requirements. The Company believes that these actions have enhanced customer service and will increase market penetration in the future; however, in 1999 no significant sales benefit was achieved.

    Research, Development and Engineering Expenses decreased $2,219 or 22.4% to $7,694 in 1999, compared to $9,913 in 1998. As a percentage of sales, the R&D expenses decreased to 4.2% from 5.6% in 1998. The Company has continued to centralize and rationalize its R&D efforts to eliminate duplication of efforts. The Company believes the current level of funding is adequate to support its product development priorities.

    Special Charges of $3,610 ($3,569 net-of-tax or $0.25 per diluted share) were recorded in the second half of 1999. Charges included a $3,500 asset impairment charge for goodwill associated with the acquisition of AquaMatic, Inc. in 1997, a $1,035 charge to cost of sales for inventory related to plant closings, and a $1,233 charge to operating expense for corporate restructuring and consolidation of operations. Operating expense recoveries included a $1,943 gain on the sale of operations and $215 recovery on second quarter 1998 special charges. The special charges are summarized below:

Asset impairment—goodwill	$3,500
Inventory charge related to plant closings	1,035
Corporate restructuring	1,233
Gain on sale of operations	(1,943)
Recovery on second quarter 1998 special charge	(215)

Gross special charges	$3,610
Less inventory charge—in COS	1,035

Special charge in Operating Expense	$2,575

    Other Expense decreased $1,408 to $1,383 in 1999, compared to $2,791 in 1998. The 1999 change is primarily the result of gains on the sale of investment securities of $2,371 during 1999. Offsetting these gains was additional interest expense for the full year of $200 and $480 on the borrowing of $20,000 and $18,000 for the first quarter 1998 acquisition of Micron Separations, Inc. and the second quarter 1998 acquisition of Membrex Corp., respectively. Also, additional interest expense of $320 was recorded related to the borrowing of $8,000 for the third quarter 1999 acquisition of ZyzaTech Water Systems, Inc.

    Income Taxes increased $2,109 to $2,084 in 1999 compared to the tax benefit of $25 recorded in 1998. The effective tax rate for the year ended December 31, 1999 was 31.8% excluding the non-deductible $3,500 goodwill asset impairment special charge related to AquaMatic products. The 1998 benefit was less than might have been anticipated due to the non-deductibility of the Micron Separations, Inc. in-process R&D that was written off in the second quarter of 1998.

    Net Income increased $2,017 to income of $964 ($0.07 per diluted share) in 1999, compared to a loss of $1,053 ($0.08 loss per diluted share) in 1998. Net income in 1999 and 1998 was negatively impacted by special charges. Without the special charges, 1999 and 1998 net income would have been $4,533 ($0.32 per diluted share) and $6,516 ($0.46 per diluted share), respectively.

Comparison of Years Ended December 31, 1998 and December 31, 1997

    Net Sales for 1998 increased $12,914 or 7.8% to $177,819 as compared to net sales of $164,905 for 1997. The 1998 sales increase was attributed to the acquisition of Micron Separations Inc. (MSI) during the first quarter of 1998 and Membrex Corp. during the second quarter of 1998. Existing business sales were essentially flat in 1998 due to slow sales of capital equipment, and of components sold to OEM customers. Overall, sales slowed to customers in Asia/Pacific, and partially in the United States market.

    Gross Profit decreased $1,944 or 3.0% to $63,101 as compared to $65,045 in 1997. As a percentage of net sales, gross profit decreased to 35.5% from 39.4% in 1997. 1998 gross profit includes a $2,000 or 1.1% of net sales impact related to a second quarter special charge for slow moving inventory. The decrease in gross profit is also due to lower utilization of certain production facilities and competitive pricing pressures. In the third quarter of 1998, the Company took action to reduce its manufacturing capacity and improve its gross margins. Employment on June 30, 1998 of 1,559 was reduced to 1,360 at December 31, 1998. Three manufacturing facilities were closed by December 31, 1998 and one additional facility was closed in 1999.

    Selling, General and Administrative Expenses increased $3,884 or 9.8% to $43,487 in 1998 as compared to $39,603 in 1997. As a percentage of sales, SG&A expenses increased to 24.5% from 24.0% in 1997. The 1998 increase is attributed to costs of implementing a new enterprise resource planning (ERP) system, costs related to the 1998 restructuring, and costs added in the acquisition of two companies in the first half of 1998.

    Research, Development and Engineering Expenses decreased $722 or 6.8% to $9,913 in 1998, compared to $10,635 in 1997. As a percentage of sales, the R&D expenses decreased to 5.6% from 6.4% in 1997. The Company has worked to centralize its R&D efforts and to eliminate any duplication of activity at different locations. The Company believes the current level of funding may still be higher than required to support its product development priorities.

    Special Charges of $9,988 ($7,569 net-of-tax or $0.54 per diluted share) were recorded in the second quarter of 1998. Charges included a $6,222 charge to operating expense for in-process research and development related to the acquisitions of Micron Separations, Inc. of $1,902 and Membrex Corp. of $4,320 and a $2,000 charge to cost of sales for slow moving inventory. The special charges also included operating expense charges of $875 for corporate restructuring and consolidation of operations, and $891 for re-engineering costs and write-downs of assets in connection with the Company's implementation of a new information system. The special charges are summarized below:

In-process R&D*	$6,222
Corporate restructuring	875
SAP/Re-engineering costs	891
Slow moving inventory	2,000

Gross special charges	$9,988
Less slow moving inventory—in COS	(2,000)

Special charge in Operating Expense	$7,988

*
See Note 2—Business Acquisitions footnote for further analysis.

    This compares to a special charge of $1,448 or 0.9% of sales ($0.07 per diluted share) in 1997. These non-recurring charges were for the write-offs of certain impaired assets and expenses related to recent acquisitions.

    Other Expense increased $1,822 to $2,791 in 1998, compared to $969 in 1997. The 1998 change is primarily the result of interest expense of $1,300 and $950 on the additional borrowing of $20,000 and $18,000 for the acquisitions of Micron Separations, Inc. during the first quarter of 1998 and Membrex Corp. during the second quarter of 1998, respectively.

    Recovery on Discontinued Operations of $1,330 (net of taxes) was recorded during 1997. This gain of $0.09 per diluted share resulted from the reversal of a warranty reserve for discontinued operations, which was deemed no longer necessary.

    Income Taxes were a benefit of $25 in 1998. The benefit is less than might be anticipated due to the non-deductibility of the Micron Separations, Inc. in-process R&D that was written off in the second quarter of 1998. The 1997 effective tax rate was 31.7%.

    Net Income decreased $10,846 to a loss of $1,053 ($0.08 loss per diluted share in 1998, compared to income of $9,793 ($0.68 per diluted share) in 1997. The current year net loss is due to second quarter special charges. Without the special charges, 1998 net income would have been $6,516 ($0.46 per diluted share).

Liquidity and Capital Resources

    At December 31, 1999, the Company had cash and marketable securities of $15,814 as compared to $14,847 at December 31, 1998. The increase in cash and marketable securities was primarily the result of unrealized investment gains recorded during 1999.

    Cash provided by operations was $20,089, $8,102, and $16,768 for the years ending December 31, 1999, 1998 and 1997, respectively. The increase in cash provided by operating activities during 1999 was principally due to improved management of current liability balances of the Company, the receipt of tax refunds and the timing of tax payments. The decrease in cash provided by operating activities during 1998 was principally due to increased working capital requirements to support the manufacturing facilities acquired in 1998.

    Capital expenditures for the years ending December 31, 1999, 1998 and 1997 were $8,323, $7,808, and $6,609, respectively. The 1997 through 1999 level of capital expenditures is the result of the Company not incurring significant facility expansion and reconfiguration costs.

    In 1998, the Company negotiated an increase in its unsecured revolving line of credit to $35,000 for working capital needs and to help fund acquisitions. The revolving line of credit is for five years with a variable interest rate, which is related to LIBOR. The revolving line of credit replaced a $22,000 line of credit. At December 31, 1999, the Company had $16,500 available under the revolving line of credit.

    In 1998, the Company entered into a new $20,000 long-term, ten-year loan from an insurance company. This loan consists of a variable rate portion of $15,000 related to LIBOR and a fixed rate portion of $5,000 at 6.72%. Interest is payable quarterly. The loan was obtained to finance the acquisition of Micron Separations, Inc. in 1998. Based on the financial results of the Company in 1999, this loan was amended effective January 1, 2000. The interest rate on the $5,000 portion was changed to an interest rate range of 6.72% to 7.22% based on financial covenant performance.

    The Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued by the Accounting Standards Executive Committee (AcSEC) of the American Institute of CPAs in 1998 which provides guidance on accounting for costs of internal-use computer software. SOP 98-1 had no material impact to the operating results or financial position of the Company.

    Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in 1998 and is effective in 2001. The Company is currently reviewing the standard and its effect on the financial statements.

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

Review of Industry Segments

    As discussed in Note 13 to the consolidated financial statements, the Company established a five-unit marketing structure on July 1, 1998. These marketing units are made up of related product lines. In accordance with SFAS No. 131, these five marketing units have been aggregated into two reportable business segments—"Consumables" and "Equipment." Financial results for the twelve months ended December 31, 1999 and six months ended December 31, 1998 are presented below: (all Segment information is excluding impact of special charges in both years)

(12 months) 1999 Results	Consumables	Equipment	Consolidated Total
Sales	$81,414	$103,257	$184,671
Cost of sales	53,778	71,438	125,216

Gross profit	27,636	31,819	59,455
Gross margin %	33.9%	30.8%	32.2%
Operating expenses	21,686	29,728	51,414

Operating income	$5,950	$2,091	$8,041

Operating margin %	7.3%	2.0%	4.4%

(6 months) 1998 Results	Consumables	Equipment	Consolidated Total
Sales	$36,631	$51,685	$88,316
Cost of sales	22,342	34,425	56,767

Gross profit	14,289	17,260	31,549
Gross margin %	39.0%	33.4%	35.7%
Operating expenses	11,431	16,741	28,172

Operating income	$2,858	$519	$3,377

Operating margin %	7.9%	1.0%	3.8%

    Sales by United States operations to unaffiliated customers in foreign geographic areas are as follows:

	Year ended December 31,
	1999	1998	1997
Asia/Pacific	$18,976	$15,967	$20,030
Euro/Africa	15,649	17,710	14,536
Americas	11,184	11,227	11,678

	$45,809	$44,904	$46,244

    Total international sales for the Company were as follows:

	Year Ended December 31,
	1999	1998	1997
International sales	$60,643	$58,815	$60,396
% of sales	32.8%	33.1%	36.6%

    The gross margin and operating income percentage declines for Consumables in 1999 compared to 1998 were principally the result of increased manufacturing scrap rates and raw material supply constraints. These impacts were the primary contributors to an operating loss of $2.0 million incurred in the crossflow consumables marketing unit for the year ended December 31, 1999.

    The gross margin percentage decline for Equipment in 1999 compared to 1998 was principally the result of lower plant utilization, reduced equipment activity and slower than anticipated sales in Asia/ Pacific. These impacts, along with some large jobs with cost overruns, were the primary contributors to an operating loss of $2.0 million incurred in the custom equipment marketing unit for the year ended December 31, 1999.

    In 1998, the standard equipment marketing unit incurred an operating loss of $1.4 million for the six-month period ended December 31, 1998. This loss was principally due to lower utilization of certain production facilities and costs incurred related to the products acquired in the Membrex acquisition.

    The products acquired in the ZyzaTech Water Systems, Inc. acquisition are included in the "Equipment" segment. The additive earnings impact related to this third quarter 1999 acquisition was approximately $0.01 per share.

Private Securities Litigation Reform Act

    The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) contains statements that are forward-looking. Such statements may relate to plans for future expansion and market penetration, business development activities, capital spending, financing, or the effects of regulation and competition. Such information involves important risks and uncertainties that could significantly affect results in the future. Such results may differ from those expressed in any forward-looking statements made by the Company. These risks and uncertainties include, but are not limited to, those relating to product development, computer systems development, dependence on existing management, global economic and market conditions, and changes in federal or state laws.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
PART III
PART IV
SIGNATURES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Dollars in thousands, except share data)