Form 10-Q
period 2000-03-31
OSMONICS INC
filed 2000-05-10
CIK 75049

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2000

OR

/ /	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File No. 1-12714

OSMONICS, INC
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of Incorporation or organization)	41-0955759 (I.R.S. Employer Identification Number)
5951 Clearwater Drive, Minnetonka, MN (Address of principal executive offices)	55343 (Zip Code)

Registrant's telephone number, including area code (952) 933-2277

N/A
Former name, former address and former
fiscal year, if changed since last report

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At April 30, 2000, 14,309,245 shares of the issuer's Common Stock, $0.01 par value, were outstanding.

OSMONICS, INC.
INDEX

			Page
PART I.	FINANCIAL INFORMATION
	ITEM I.	FINANCIAL STATEMENTS
		Consolidated Statements of Income— For the Three Months Ended March 31, 2000 and 1999	2
		Consolidated Balance Sheets— March 31, 2000 and December 31, 1999	3
		Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2000 and 1999	4
		Notes to Consolidated Financial Statements	5
	ITEM II.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6-9
PART II.	OTHER INFORMATION
	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	10
SIGNATURES			11

ITEM I—FINANCIAL STATEMENTS

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)

(UNAUDITED)

	Three Months Ended March 31,
	2000	1999
Sales	$50,285	$44,521
Cost of sales	34,001	29,152

Gross profit	16,284	15,369
Less:
Selling, general and administrative	11,573	10,332
Research, development and engineering	2,096	1,735
Special charges	250	—

Income from operations	2,365	3,302
Other income (expense)	47	(905)

Income before income taxes	2,412	2,397
Income taxes	820	815

Net income	$1,592	$1,582

Earnings per share
Net Income—basic	$0.11	$0.11
Net Income—assuming dilution	$0.11	$0.11
Average shares outstanding
Basic	14,273	14,002
Assuming dilution	14,333	14,140

OSMONICS, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

(UNAUDITED)

	March 31, 2000	December 31, 1999
ASSETS
Current assets
Cash and cash equivalents	$2,213	$1,807
Marketable securities	14,127	14,007
Trade accounts receivable, net of allowance for doubtful accounts of $1,427 in 2000, and $1,315 in 1999	40,521	35,804
Inventories	26,551	24,350
Deferred tax assets	4,627	4,773
Other current assets	3,278	2,771

Total current assets	91,317	83,512

Property and equipment, at cost
Land and land improvements	5,358	5,358
Building	31,497	31,785
Machinery and equipment	73,527	73,148

	110,382	110,291
Less accumulated depreciation	(52,470)	(51,961)

	57,912	58,330
Other assets	51,737	52,524

Total assets	$200,966	$194,366

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,085	$15,121
Notes payable and current portion of long-term debt	24,794	21,312
Other accrued liabilities	16,317	14,918

Total current liabilities	56,196	51,351

Long-term debt	32,056	32,201
Other liabilities	12	16
Deferred income taxes	6,256	6,256
Shareholders' equity
Common stock, $0.01 par value Authorized—50,000,000 shares Issued—2000: 14,297,459 and 1999: 14,262,130 shares	143	143
Capital in excess of par value	22,928	22,612
Retained earnings	81,632	80,039
Other comprehensive income	1,743	1,748

Total shareholders' equity	106,446	104,542

Total liabilities and shareholders' equity	$200,966	$194,366

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2000	1999
Cash flows from operations:
Net income	$1,592	$1,582
Non-cash items included in net income:
Depreciation and amortization	2,466	2,068
Deferred income taxes	50	142
Gain on sale of investments	(946)	(43)
Changes in assets and liabilities: (net of business acquisitions)
Accounts receivable	(4,717)	(2,992)
Inventories	(1,951)	546
Other current assets	(507)	2,968
Accounts payable and other liabilities	1,109	909

Net cash (used in) provided by operations	(2,904)	5,180

Cash flows from investing activities:
Purchase of investments	(959)	(1,675)
Sale of investments	2,059	1,535
Purchase of property and equipment	(1,386)	(1,241)
Sales of property and equipment	94	—
Other	31	(461)

Cash used in investing activities	(161)	(1,842)

Cash flows from financing activities:
Proceeds from notes payable and current debt	3,507	98
Reduction of debt	(170)	(1,073)
Issuance of common stock	316	259

Net cash provided by (used in) financing activities	3,653	(716)

Effect of exchange rate changes on cash	(182)	(333)
Increase in cash and cash equivalents	406	2,289
Cash and cash equivalents—beginning of year	1,807	576

Cash and cash equivalents—end of quarter	$2,213	$2,865

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

    Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued recently. The Company is currently reviewing the standard and its potential effect on the financial statements.

    The Company has the following components of comprehensive income:

	1st Qtr. 2000	1st Qtr. 1999
Net income	$1,592	$1,582
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(182)	(333)
Unrealized gains / (losses) on securities	177	(951)

Other comprehensive income (loss), net of tax	(5)	(1,284)

Comprehensive income	$1,587	$298

    In fiscal year 1999, the Company recorded special charges of $1,233 for corporate restructuring and consolidation of operations. For the three months ended March 31, 2000, the Company expended $150 for workforce reductions and $175 for facility closing/consolidation costs.

    Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the full year 2000.

    These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1999.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    (Dollars in thousands, except share data)

    As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three months ended March 31, 2000 and 1999, respectively.

	Percent of Sales
	Three Months Ended March 31,
	2000	1999
Sales	100.0%	100.0%
Cost of sales	67.6	65.5

Gross profit	32.4	34.5
Selling, general and administrative	23.0	23.2
Research, development and engineering	4.2	3.9
Special charges	0.5	—

Operating expenses	27.7	27.1
Income from operations	4.7	7.4
Other income (expense)	0.1	(2.0)

Income from continuing operations
before income taxes	4.8	5.4
Income taxes	1.6	1.8

Net income	3.2%	3.6%

SALES

    Sales for the first quarter ended March 31, 2000 of $50,285 increased 12.9% from sales for the first quarter of 1999. The first quarter 2000 Specialty Filtration & Separation, Process Water Treatment and Household Water Treatment segment sales were 42%, 38% and 20% of total sales, respectively. The first quarter 2000 sales increase included $3,322 attributed to the acquisition of Zyzatech Water Systems, Inc. (Zyzatech) on July 1, 1999 and $3,592 (8.1%) attributed to internal growth of existing product offerings. First quarter 1999 included $1,150 in sales from products produced at manufacturing facilities closed in 1999. Globally, the Euro/Africa market had good growth in the first quarter of 2000, while the Asia/Pacific recovery continued to be slow.

GROSS MARGIN

    Gross margin for the first quarter of 2000 was 32.4% versus 34.5% for the corresponding period in 1999. The decrease in gross margins is primarily due to lower utilization and production issues at certain manufacturing facilities. To reduce excess manufacturing capacity, reduce costs and improve gross margins, one facility was closed on December 31, 1999, and another facility is scheduled for closure in the third quarter 2000. The Company is also relocating certain production and product capabilities in efforts to focus its factories and eliminate duplicate capabilities and the associated cost and overhead structures. One such relocation was completed during the first quarter 2000 and others are ongoing or planned. The production issues identified in 1999 are being addressed and changes have been instituted during the first quarter.

OPERATING EXPENSES

    Operating expenses increased to 27.7% of sales in the first quarter of 2000 from 27.1% in the first quarter of 1999. The 2000 increase is attributed to the acquisition of Zyzatech in July 1999 and first quarter special charges (see Special Charges discussion). Research and Development expenses increased as planned to 4.2% of sales in the first quarter of 2000 from 3.9% in the first quarter of 1999.

SPECIAL CHARGES (RECOVERY)

    In first quarter 2000, the Company recorded special charges and recoveries that netted to zero. Special charges included a $250 recovery of inventory accruals primarily due to gains recognized on the sale of inventory at the Company's Rockland, Massachusetts manufacturing facility. The special charges also included $250 of workforce reduction severance costs related to the first quarter 2000 restructuring of several corporate functions. The special charges (recovery) are summarized below:

Corporate restructuring	$250
Special inventory recovery related to plant closings	(250)

Gross special charges (recovery)	$—
Less special inventory recovery—in COS	(250)

Special charge in operating expense	$250

OTHER INCOME (EXPENSE)

    Other expense decreased by $952 in the first three months of 2000 versus the same period for 1999. The decrease is primarily the result of a $946 pretax gain ($0.04 per diluted share after tax) recognized on the sale of securities in the first quarter 2000.

INCOME TAXES

    The effective tax rate for the three months ended March 31, 2000 was 34.0% based on the forecast for the full year. This rate is comparable to 34.0% in the same period of 1999. However, this represents a significant change from the tax rate percentage recognized in calendar year 1999, due primarily to the non-deductible $3,500 goodwill asset impairment special charge related to AquaMatic products recorded in the fourth quarter 1999.

NET INCOME

    Net income for the quarter ended March 31, 2000 was $1,592 versus $1,582 for the quarter ended March 31, 1999. Net income per diluted share for the quarter was $0.11 versus $0.11 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2000, the Company had cash, cash equivalents and marketable securities of $16,340 versus $15,814 at December 31, 1999. The current ratio was 1.6 at both March 31, 2000 and at year end 1999.

    The Company's long-term debt remained relatively consistent from December 31, 1999 to March 31, 2000. The Company's current debt increased in the first quarter to fund working capital increases related to the growth in sales. The Company's borrowings outstanding against its $30,000 revolving line of credit increased to $22,000 as of March 31, 2000 compared to $18,500 as of December 31, 1999.

    In the first quarter 2000, the Company entered into a loan agreement amendment that reduced the Company's unsecured revolving line of credit to $30,000 from $35,000.

    The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.

REVIEW OF INDUSTRY SEGMENTS

    The Company designs, manufactures and markets equipment, systems and components used in the processing and handling of fluids. In 2000, the Company changed the focus of its reporting structure from a two segment, product focused structure to a three segment, market focused structure.

    The three market segment structure was established to provide strategic leadership within the three major market segments in which the Company conducts business. The new structure was implemented on January 1, 2000. Restatement of 1999 financial results under this method of reporting has been completed and will be disclosed comparatively in financial reports. Restatement of results prior to 1999 under this method of reporting has been deemed impracticable due to the costs and unavailability of certain financial information.

    The Specialty Filtration and Separations segment includes products such as filter cartridges, membrane elements, membranes, instruments and laboratory products. The Process Water Treatment segment includes products such as pumps, housings, valves, controls, reverse osmosis/ultrafiltration (RO/UF) machines, ozonators and water treatment systems used for industrial, commercial and municipal applications. The Household Water Treatment segment includes products such as valves, controls and home reverse osmosis membranes used for the residential water purification and water softening market segments. Each segment is currently supported by several manufacturing facilities, a sales force and various corporate functions. The segments do not have separate accounting, sales, administration, purchasing, or manufacturing functions.

    The reportable segment information for the first quarter of 2000 and 1999 is as follows (all segment information excludes the impact of special charges in both years):

	First Quarter Ended March 31,
	2000	1999
Sales:
Specialty Filtration and Separations	$21,097	$19,509
Process Water Treatment	19,069	15,935
Household Water Treatment	10,119	9,077

Net Sales	50,285	44,521
Gross Profit:
Specialty Filtration and Separations	7,565	8,160
Process Water Treatment	5,154	3,839
Household Water Treatment	3,315	3,370

Gross Profit	16,034	15,369
Operating Income:
Specialty Filtration and Separations	1,491	2,352
Process Water Treatment	(68)	(146)
Household Water Treatment	942	1,096

Operating Income	$2,365	$3,302

    Net sales in all three segments experienced growth in the first quarter ended March 31, 2000 compared to the same quarter of 1999. Specialty Filtration and Separations and Household Water Treatment segments sales growth was primarily internal growth. Process Water Treatment segment growth was primarily the result of the acquisition of Zyzatech on July 1, 1999.

    Gross profit margins and operating income in the Specialty Filtration and Separations and Household Water Treatment segments were lower in the first quarter 2000 than the same quarter in 1999. This was primarily related to production issues, including increased manufacturing scrap and variances at certain manufacturing locations.

    Gross profit margins in the Process Water Treatment segment for the quarterly comparison period improved. This was primarily the result of benefits realized from the closure of the Company's Rockland, Massachusetts manufacturing facility in the fourth quarter of 1999. Operating income of this segment improved slightly. Most of the gross profit improvement was reinvested in selling and marketing resources in an effort to utilize remaining surplus manufacturing capacity.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

    The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) contains statements that are forward looking. Such statements may relate to plans for future expansion and acquisitions, business development activities, capital spending, operating expenses, financing, or the effects of regulation, competition and Year 2000 compliance. Such information involves important risks and uncertainties that could significantly affect results in the future. Such results may differ from those expressed in any forward-looking statements made by the Company. These risks and uncertainties include, but are not limited to, those relating to product demand, product development activities, computer systems implementation, Year 2000 compliance, dependence on existing management, global economic and market conditions, and changes in federal or state laws. Investors are referred to the discussion of certain risks and uncertainties associated with forward looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

OSMONICS, INC.
PART II
OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)
    (27) Financial Data Schedule

    (b)
    During the quarter ended March 31, 2000 the Registrant did not file a Form 8-K report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2000	OSMONICS, INC. (Registrant)
/s/ KEITH B. ROBINSON Keith B. Robinson Chief Financial Officer
/s/ D. DEAN SPATZ D. Dean Spatz Chief Executive Officer

QuickLinks

  ITEM I—FINANCIAL STATEMENTS
  ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  SALES
  GROSS MARGIN
  OPERATING EXPENSES
  SPECIAL CHARGES (RECOVERY)
  OTHER INCOME (EXPENSE)
  INCOME TAXES
  NET INCOME
  LIQUIDITY AND CAPITAL RESOURCES
  REVIEW OF INDUSTRY SEGMENTS
  YEAR 2000 UPDATE
  PRIVATE SECURITIES LITIGATION REFORM ACT
OSMONICS, INC. PART II OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES