Form 10-Q
period 2000-06-30
OSMONICS INC
filed 2000-08-11
CIK 75049

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At July 31, 2000, 14,342,852 shares of the issuer's Common Stock, $0.01 par value, were outstanding.

OSMONICS, INC.

INDEX

			PAGE
PART I.	FINANCIAL INFORMATION
	ITEM I.	FINANCIAL STATEMENTS
		Consolidated Statements of Operations—For the Three and Six Months Ended June 30, 2000 and 1999	2
		Consolidated Balance Sheets—June 30, 2000 and December 31, 1999	3
		Consolidated Statements of Cash Flows—For the Six Months Ended June 30, 2000 and 1999	4
		Notes to Consolidated Financial Statements—	5-6
	ITEM II.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7-11
PART II.	OTHER INFORMATION
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	12
SIGNATURES			13

ITEM I—FINANCIAL STATEMENTS

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Sales	$49,399	$46,457	$99,684	$90,978
Cost of sales	33,511	30,283	67,512	59,435

Gross profit	15,888	16,174	32,172	31,543
Less:
Selling, general and administrative	11,273	10,390	22,846	20,722
Research, development and engineering	1,977	2,096	4,073	3,831
Special charges	—	—	250	—

Income from operations	2,638	3,688	5,003	6,990
Other income (expense)	162	(447)	209	(1,352)

Income from continuing operations before income taxes	2,800	3,241	5,212	5,638
Income taxes	952	1,102	1,772	1,917

Net income	$1,848	$2,139	$3,440	$3,721

Earnings per share
Net income—basic	$0.13	$0.15	$0.24	$0.26
Net income—assuming dilution	$0.13	$0.15	$0.24	$0.26
Average shares outstanding
Basic	14,309	14,199	14,291	14,101
Assuming dilution	14,391	14,292	14,361	14,202

OSMONICS, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)
(UNAUDITED)

	June 30, 2000	December 31, 1999
ASSETS
Current assets
Cash and cash equivalents	$454	$1,807
Marketable securities	6,501	14,007
Trade accounts receivable, net of allowance for doubtful accounts of $899 in 2000, and $1,315 in 1999	39,744	35,804
Inventories	29,500	24,350
Deferred tax assets	4,951	4,773
Other current assets	3,170	2,771

Total current assets	84,320	83,512

Property and equipment, at cost
Land and land improvements	5,358	5,358
Building	31,914	31,785
Machinery and equipment	74,791	73,148

	112,063	110,291
Less accumulated depreciation	(54,115)	(51,961)

	57,948	58,330
Other assets	52,017	52,524

Total assets	$194,285	$194,366

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,764	$15,121
Notes payable and current portion of long-term debt	22,293	21,312
Other accrued liabilities	14,891	14,918

Total current liabilities	51,948	51,351

Long-term debt	28,053	32,201
Other liabilities	8	16
Deferred income taxes	6,256	6,256
Shareholders' equity
Common stock, $0.01 par value
Authorized—50,000,000 shares
Issued—2000: 14,332,298 and
1999: 14,262,130 shares	143	143
Capital in excess of par value	23,263	22,612
Retained earnings	83,479	80,039
Other comprehensive income	1,135	1,748

Total shareholders' equity	108,020	104,542

Total liabilities and shareholders' equity	$194,285	$194,366

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2000	1999
Cash flows from operations:
Net income	$3,440	$3,721
Non-cash items included in net income:
Depreciation and amortization	4,837	4,266
Deferred income taxes	50	2,568
Gain on sale of investments	(2,088)	(48)
Loss/(Gain) on sale of property and equipment	49	(221)
Changes in assets and liabilities (net of business acquisitions)
Accounts receivable	(3,940)	(4,178)
Inventories	(4,900)	2,168
Other current assets	(399)	2,436
Accounts payable and accrued liabilities	(642)	2,481

Net cash provided (used) by operations	(3,593)	13,193

Cash flows from investing activities:
Purchase of investments	(1,004)	(2,385)
Sale of investments	9,947	2,160
Purchase of property and equipment	(3,517)	(3,291)
Sales of property and equipment	311	802
Other	(791)	(673)

Cash provided (used) by investing activities	4,946	(3,387)

Cash flows from financing activities:
Proceeds from notes payable and debt	1,006	1,965
Reduction of debt	(4,173)	(11,081)
Issuance of common stock	651	1,018

Net cash used by financing activities	(2,516)	(8,098)

Effect of exchange rate changes on cash	(190)	(490)
Increase (decrease) in cash and cash equivalents	(1,353)	1,218
Cash and cash equivalents— beginning of year	1,807	576

Cash and cash equivalents— end of quarter	$454	$1,794

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

    Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" was issued in December 1999. The Company is required to apply this bulletin in the fourth quarter of 2000 retroactive to the first quarter of 2000. The Company continues to review the bulletin and at this time does not expect the adoption of the bulletin will have any effect on its financial position or results from operation.

	Six Months Ended June 30,
	2000	1999
Net income	$3,440	$3,721
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(190)	(490)
Unrealized gains/(losses) on securities	(423)	141

Other comprehensive income (loss), before tax	(613)	(349)

Comprehensive income	$2,827	$3,372

    In the first quarter of 2000, the Company recorded special charges of $250 related to the first quarter 2000 restructuring of several corporate functions. For the six months ended June 30, 2000, the Company expended $170 for workforce reduction severance costs. The remaining $80 is anticipated to be expended by December 31, 2000.

    In fiscal year 1999, the Company recorded special charges of $1,233 for corporate restructuring and consolidation of operations. For the six months ended June 30, 2000, the Company expended $150 for workforce reductions and $500 for facility closing/consolidation costs. The remaining $583 is anticipated to be expended by December 31, 2000.

    The Company has $14,500 of goodwill recorded as of June 30, 2000 associated with the second quarter 1998 acquisition of Membrex Corp. (Membrex). Safety Kleen (SK), the principal customer for the Membrex products, filed for Chapter 11 bankruptcy in June of 2000. As a result, second quarter 2000 sales to SK of $700K were substantially below first quarter 2000 sales of $2,100. SK has continued to order product and parts at reduced levels and future sales levels are uncertain and could be minimal.

    The Company has a contract with SK that provides some exclusivity to SK for certain Membrex products. Within the exclusivity terms, the Company is working with SK-Europe, a SK-U.S. affiliate that is not in bankruptcy, and anticipates sales by the fourth quarter of 2000 when ongoing European beta testing is complete. The Company is investigating alternative approaches to market as allowed by the contract for these products. Additionally, the Company is continuing to investigate new applications for the technology acquired from Membrex. Inventory related to the Membrex products was $1,800 while outstanding receivables from SK were current at June 30, 2000. The Company is monitoring the Chapter 11 bankruptcy proceedings to determine any further financial impact to the Company.

    Operating results for the three months or six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the full year 2000.

    These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1999.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    (Dollars in thousands, except share data)

    As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three months and six months ended June 30, 2000 and 1999.

	Percent of Sales		Percent of Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.8	65.2	67.7	65.3

Gross profit	32.2	34.8	32.3	34.7
Selling, general and administrative	22.8	22.4	22.9	22.8
Research, development and engineering	4.0	4.5	4.1	4.2
Special charges	—	—	0.3	—

Operating expenses	26.8	26.9	27.3	27.0
Income from operations	5.4	7.9	5.0	7.7
Other income (expense)	0.3	(0.9)	0.2	(1.5)

Income from continuing operations before income taxes	5.7	7.0	5.2	6.2
Income taxes	2.0	2.4	1.7	2.1

Net income	3.7%	4.6%	3.5%	4.1%

SALES

    Sales for the second quarter ended June 30, 2000 of $49,399 increased 6.3% from sales for the second quarter of 1999. Year-to-date 2000 sales through June increased 9.6% over the corresponding 1999 level. The second quarter 2000 Specialty Filtration & Separation, Process Water Treatment and Household Water Treatment segment sales were 40%, 39% and 21% of total sales, respectively. The second quarter 2000 sales increase included $3,107 attributed to sales from Zyzatech Water Systems, Inc. (Zyzatech) which was acquired on July 1, 1999 and $1,528 (3.3%) attributed to internal growth of existing product offerings. Second quarter 1999 included $1,693 in sales from products produced at manufacturing facilities closed in 1999. Globally, all foreign markets (Asia/Pacific, Euro/Africa and Latin America) experienced improved sales activity during the second quarter and first six months of 2000 compared to the same period of 1999.

GROSS MARGIN

    Gross margin for the second quarter of 2000 was 32.2% compared to 34.8% for the corresponding period in 1999. The gross margin for the six months ended June 30 was 32.3% in 2000 compared to 34.7% for the same period in 1999. The second quarter 2000 and first half of 2000 decrease in gross margins is primarily due to lower utilization and production issues at certain manufacturing facilities. To reduce excess manufacturing capacity, reduce costs and improve gross margins, one facility (Rockland, Massachusetts) was closed on December 31, 1999, and another facility (Phoenix, Arizona) is scheduled for closure on September 1, 2000. The Company is also relocating certain production and product capabilities in efforts to focus its factories and eliminate duplicate capabilities and the associated cost and overhead structures. Four such relocations were completed during the first half of 2000 and others are scheduled for completion before the end of 2000. The production issues identified in 2000 are being addressed and changes have been instituted during the first half of 2000. Production scrap rates improved 16% in the second quarter of 2000 compared to the first quarter of 2000.

OPERATING EXPENSES

    Operating expenses decreased to 26.8% of sales in the second quarter of 2000 compared to 26.9% in the second quarter of 1999. Operating expenses increased to 27.3% of sales for the six months ended June 30, 2000 compared to 27.0% for the same period in 1999. The six months ended June 30, 2000 increase is attributed to the acquisition of Zyzatech in July 1999 and first quarter special charges (see Special Charges discussion).

SPECIAL CHARGES

    In first quarter 2000, the Company recorded special charges and recoveries that netted to zero. Special charges included a $250 recovery of inventory accruals primarily due to gains recognized on the sale of inventory at the Company's Rockland, Massachusetts manufacturing facility. The special charges also included $250 of workforce reduction severance costs related to the first quarter 2000 restructuring of several corporate functions. These special charges (recovery) are summarized below:

Corporate restructuring	$250
Special inventory recovery related to plant closings	(250)

Gross special charges (recovery)	$—
Less special inventory recovery—in COS	(250)

Special charge in operating expense	$250

OTHER INCOME (EXPENSE)

    Other expense decreased by $609 in the second quarter of 2000 versus the same period for 1999. The decrease is primarily the result of a $1,142 pretax gain ($0.05 per diluted share after tax) recognized on the sale of marketable securities in the second quarter of 2000. Also, in the second quarter of 1999 the Company recognized a $270 gain on the sale of land and building from a closed production facility that was not repeated in 2000.

    Year-to-date other expenses decreased $1,561 in 2000 compared to 1999. This reduction is primarily due to $2,088 pretax gains ($0.10 per diluted share after tax) recognized on the sale of securities during the first six months of 2000. The first six months of 1999 included a gain of $270 on the sale of land and building in the second quarter of 1999. Net interest expense for the first six months of 2000 exceeded the same period of 1999 levels by $258.

INCOME TAXES

    The effective tax rate for the second quarter and year-to-date 2000 was 34.0% based on the forecast for the full year. This rate is comparable to 34.0% in the same periods of 1999. However, this represents a significant change from the tax rate percentage recognized in calendar year 1999, due primarily to the non-deductible $3,500 goodwill asset impairment special charge related to AquaMatic products recorded in the fourth quarter of 1999.

NET INCOME

    Net income for the quarter ended June 30, 2000 was $1,848 compared to $2,139 for the quarter ended June 30, 1999. Net income per diluted share for the quarter was $0.13 compared to $0.15 for the same period last year.

    Year-to-date 2000 net income was $3,440 compared to $3,721 for the same period last year. Net income per diluted share year-to-date was $0.24 in 2000 compared to $0.26 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2000, the Company had cash, cash equivalents and marketable securities of $6,955 versus $15,814 at December 31, 1999. This decrease in cash, cash equivalents and marketable securities is the result of the Company liquidating $9,947 of its marketable securities portfolio during the first six months of 2000. The current ratio was 1.6 at June 30, 2000 and at year end 1999.

    The Company's long-term debt decreased from $32,201 at December 31, 1999 to $28,053 at June 30, 2000. This decrease was the result of the Company using proceeds from marketable security liquidations to pay down debt levels. The Company's current debt increased in the first six months of 2000 to fund working capital increases related to the growth in sales. The Company's borrowings outstanding against its $24,000 revolving line of credit increased to $19,500 as of June 30, 2000 compared to $18,500 as of December 31, 1999.

    In the first quarter of 2000, the Company entered into a loan agreement amendment that reduced the Company's unsecured revolving line of credit to $30,000 from $35,000. In the second quarter 2000, the Company negotiated the release of collateral arrangements with its lenders associated with $10,000 of its marketable securities portfolio. As a result, the Company liquidated $7,900 of its marketable securities portfolio and used the proceeds to reduce aggregate debt levels, fund current operations and enter into a loan agreement amendment that reduced the Company's unsecured revolving line of credit to $24,000 from $30,000

    The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.

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

    The Specialty Filtration and Separations segment includes products such as filter cartridges, membrane elements, membranes, instruments and laboratory products. The Process Water Treatment segment includes products such as pumps, housings, valves, controls, reverse osmosis/ultrafiltration (RO/UF) machines, ozonators and water treatment systems used for industrial, commercial and municipal applications. The Household Water Treatment segment includes products such as valves, controls and home reverse osmosis membranes used in residential water purification and water softening. Each segment is currently supported by several manufacturing facilities, a sales force and various corporate functions. The segments do not have separate accounting, sales, administration, purchasing, or manufacturing functions.

    The reportable segment information for the three months and six months ended June 30, 2000 and 1999 are as follows:

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Sales:
Specialty Filtration and Separations	$19,889	$19,557	$40,986	$39,065
Process Water Treatment	19,427	16,945	38,496	32,880
Household Water Treatment	10,083	9,956	20,202	19,033

Net Sales	49,399	46,458	99,684	90,978
Gross Profit:
Specialty Filtration and Separations	7,694	8,037	15,259	16,196
Process Water Treatment	5,104	4,486	10,258	8,325
Household Water Treatment	3,090	3,652	6,405	7,022

Gross Profit	15,888	16,175	31,922	31,543
Operating Income:
Specialty Filtration and Separations	1,987	2,422	3,478	4,774
Process Water Treatment	(117)	317	(185)	171
Household Water Treatment	768	949	1,710	2,045

Operating Income	$2,638	$3,688	$5,003	$6,990

    Net sales in all three segments experienced growth in both the second quarter ended and first six months ended June 30, 2000 compared to the same periods in 1999. All three segments experienced internal sales growth in 2000; however, Process Water Treatment segment growth was primarily the result of sales from Zyzatech which was acquired on July 1, 1999.

    Gross profit margins and operating income margins in the Specialty Filtration and Separations and Household Water Treatment segments were lower in the second quarter ended and first six months ended June 30, 2000 compared to the same periods in 1999. This reduction was primarily related to production issues, including increased manufacturing scrap and variances at certain manufacturing locations. Also, certain manufacturing locations were impacted by lower production levels which resulted in unabsorbed overhead.

    Gross profit margins in the Process Water Treatment segment for the second quarter ended June 30, 2000 approximated those for the same period in 1999. Gross profit margins for the six months ended June 30, 2000 improved slightly from the same period of 1999. This increase was primarily the result of benefits realized from the closure of the Company's Rockland, Massachusetts manufacturing facility in the fourth quarter of 1999. Operating income of this segment decreased slightly in the second quarter of 2000 and for the six months ended June 30, 2000 compared to the same periods in 1999. This decrease is primarily the result of the segment reinvesting in sales and marketing resources in an effort to utilize remaining surplus manufacturing capacity.

    Currently, management does not report the balance sheet or any cash-generating measurements by such segments.

PRIVATE SECURITIES LITIGATION REFORM ACT

    The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) contains statements that are forward looking. Such statements may relate to plans for future expansion and acquisitions, financial status of major customers, the relocation of certain manufacturing processes, business development activities, capital spending, financing, or the effects of regulation and competition. Such information involves important risks and uncertainties that could significantly affect results in the future. Such results may differ from those expressed in any forward-looking statements made by the Company. These risks and uncertainties include, but are not limited to, those relating to product development activities, the inability to accurately estimate the costs of relocation of certain manufacturing processes, dependence on existing management, financial viability of major customers, global economic and market conditions, and changes in federal or state laws. Investors are referred to the discussion of certain risks and uncertainties associated with forward looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

OSMONICS, INC.

PART II

OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's Annual Meeting of Stockholders was held on May 10, 2000. The following members were elected to the Company's Board of Directors to hold office for the ensuing three years:

Nominee	In Favor	Withheld
Verity C. Smith	12,660,732	205,919
D. Dean Spatz	12,544,032	322,619

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  (27) Financial Data Schedule

  (b)
  During the quarter ended June 30, 2000 the Registrant did not file a Form 8-K report.

  (c)
  $24,000 Amended and Restated Revolving Note Agreement dated June 30, 2000 by and between the Company and U.S. Bank National Association.

  (d)
  Collateral Termination Agreement dated June 30, 2000 by and between ReliaStar Life Insurance Company, Northern Life Insurance Company, ReliaStar Life Insurance Company of New York, ReliaStar United Services Life Insurance Company, Washington Square Advisers Private Placement Fund and U.S. Bank National Association.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2000	OSMONICS, INC. (Registrant)
/s/ KEITH B. ROBINSON Keith B. Robinson Chief Financial Officer
/s/ D. DEAN SPATZ D. Dean Spatz Chief Executive Officer

QuickLinks

OSMONICS, INC.
INDEX
  ITEM I—FINANCIAL STATEMENTS
  ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  SALES
  GROSS MARGIN
  OPERATING EXPENSES
  SPECIAL CHARGES
  OTHER INCOME (EXPENSE)
  INCOME TAXES
  NET INCOME
  LIQUIDITY AND CAPITAL RESOURCES
  REVIEW OF INDUSTRY SEGMENTS
  PRIVATE SECURITIES LITIGATION REFORM ACT
OSMONICS, INC.
PART II
OTHER INFORMATION
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES