Form 10-Q
period 2000-09-30
OSMONICS INC
filed 2000-11-13
CIK 75049

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2000
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

(612) 933-2277
Registrant's telephone number, including area code

N/A
Former name, former address and former fiscal year, if changed since last report

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At October 31, 2000, 14,385,240 shares of the issuer's Common Stock, $0.01 par value, were outstanding.

OSMONICS, INC.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2000 and 1999	2
Consolidated Balance Sheets September 30, 2000 and December 31, 1999	3
Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2000 and 1999	4
Notes to Consolidated Financial Statements	5-6
ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7-12
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	12
SIGNATURES	13

ITEM I—FINANCIAL STATEMENTS

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Sales	$47,592	$46,898	$147,276	$137,876
Cost of sales	33,492	32,058	101,004	91,493

Gross profit	14,100	14,840	46,272	46,383
Less:
Selling, general and administrative	10,316	11,195	33,162	31,917
Research, development and engineering	1,877	1,779	5,950	5,610
Special charges (recovery)	—	(1,080)	250	(1,080)

Income from operations	1,907	2,946	6,910	9,936
Other income (expense)	(463)	(737)	(254)	(2,089)

Income from operations before income taxes	1,444	2,209	6,656	7,847
Income taxes	425	751	2,197	2,668

Net income	$1,019	$1,458	$4,459	$5,179

Earnings per share:
Net income — basic	$0.07	$0.10	$0.31	$0.37
Net income —vassuming dilution	$0.07	$0.10	$0.31	$0.36
Average shares outstanding:
Basic	14,347	14,216	14,310	14,140
Assuming dilution	14,420	14,301	14,380	14,214

OSMONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands Except Share Data)

	(UNAUDITED)
	September 30, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$525	$1,807
Marketable securities	4,715	14,007
Trade accounts receivable, net of allowance for doubtful accounts of $841 in 2000, and $1,315 in 1999	38,188	35,804
Inventories	31,819	24,350
Deferred tax assets	5,002	4,773
Other current assets	3,277	2,771

Total current assets	83,526	83,512

Property and equipment, at cost:
Land and land improvements	5,356	5,358
Building	31,603	31,785
Machinery and equipment	75,996	73,148

	112,955	110,291
Less accumulated depreciation	(55,631)	(51,961)

	57,324	58,330
Other assets	51,680	52,524

Total assets	$192,530	$194,366

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,128	$15,121
Notes payable and current portion of long-term debt	23,366	21,312
Other accrued liabilities	14,539	14,918

Total current liabilities	53,033	51,351

Long-term debt	24,232	32,201
Other liabilities	462	16
Deferred income taxes	6,256	6,256
Shareholders' equity
Common stock, $0.01 par value
Authorized — 50,000,000 shares
Issued — 2000: 14,376,273 and
1999: 14,262,130 shares	144	143
Capital in excess of par value	23,557	22,612
Retained earnings	84,498	80,039
Other comprehensive income	348	1,748

Total shareholders' equity	108,547	104,542

Total liabilities and shareholders' equity	$192,530	$194,366

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operations:
Net income	$4,459	$5,179
Non-cash items included in net income:
Depreciation and amortization	7,345	6,502
Deferred income taxes	319	3,679
Gain on sale of investments	(2,723)	(343)
Loss/(Gain) on sale of property and equipment	(21)	(197)
Special charges (recovery)	—	(270)
Changes in assets and liabilities (net of business acquisitions)
Accounts receivable	(2,384)	377
Inventories	(7,219)	3,980
Other current assets	(506)	(1,256)
Accounts payable and accrued liabilities	(176)	(979)

Net cash provided (used) by operations	(906)	16,672

Cash flows from investing activities:
Business acquisition (net of cash acquired)	—	(7,880)
Purchase of investments	(1,178)	(2,385)
Sale of investments	11,631	2,392
Purchase of property and equipment	(4,826)	(5,798)
Sales of property and equipment	568	744
Other	(1,054)	(595)

Cash provided (used) by investing activities	5,141	(13,522)

Cash flows from financing activities:
Proceeds from notes payable and debt	2,054	9,000
Reduction of debt	(7,969)	(11,198)
Cash restricted for purchase and construction of equipment	(162)	597
Issuance of common stock	946	1,304

Net cash used by financing activities	(5,131)	(297)
Effect of exchange rate changes on cash	(386)	(346)
Increase (decrease) in cash and cash equivalents	(1,282)	2,507
Cash and cash equivalents — beginning of year	1,807	576

Cash and cash equivalents — end of quarter	$525	$3,083

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

    Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued recently. The Company continues to review the statement and at this time does not expect its adoption to have any effect on its financial position or results from operation.

    Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" was issued in December 1999. The Company is required to apply this bulletin in the fourth quarter of 2000 retroactive to the first quarter of 2000. The Company continues to review the bulletin and at this time does not expect its adoption to have any effect on its financial position or results from operation.

	Nine Months Ended September 30,
	2000	1999
Net income	$4,459	$5,179
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(386)	(346)
Unrealized gains/(losses) on securities	(1,014)	89

Other comprehensive income (loss), before tax	(1,400)	(257)

Comprehensive income	$3,059	$4,922

    In the first quarter of 2000, the Company recorded special charges of $250 related to the first quarter 2000 restructuring of several corporate functions. For the nine months ended September 30, 2000, the Company expended $225 for workforce reduction severance costs. The remaining $25 is anticipated to be expended by December 31, 2000.

    In fiscal year 1999, the Company recorded special charges of $1,233 for corporate restructuring and consolidation of operations. For the nine months ended September 30, 2000, the Company expended $205 for workforce reductions and $645 for facility closing/consolidation costs. The remaining $383 is anticipated to be expended by December 31, 2000.

    The Company has $14,500 of goodwill recorded as of September 30, 2000 associated with the second quarter 1998 acquisition of Membrex Corp. (Membrex). Safety Kleen (SK), the principal customer for the Membrex products, filed for Chapter 11 bankruptcy in June of 2000. As a result, second and third quarter 2000 sales to SK of $700K and $750K, respectively, were substantially below first quarter 2000 sales of $2,100. SK has continued to order product and parts at reduced levels and future sales levels are uncertain and could be minimal.

    The Company has a contract with SK that provides some exclusivity to SK for certain Membrex products. Within the exclusivity terms, the Company is working with SK-Europe, a SK-U.S. affiliate that is not in bankruptcy, and anticipates sales by the fourth quarter of 2000 when ongoing European beta testing is complete. The Company is investigating alternative approaches to market as allowed by the contract for these products. Additionally, the Company is continuing to investigate new applications for the technology acquired from Membrex. Inventory related to the Membrex products was $1,900 while outstanding receivables from SK were current at September 30, 2000. The Company is monitoring the Chapter 11 bankruptcy proceedings to determine any further financial impact to the Company.

    Operating results for the three months or nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the full year 2000.

    These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1999.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    (Dollars in thousands, except share data)

    As an aid to understanding the Company's operating results, the following table shows the percentage of sales that each income statement item represents for the three months and nine months ended September 30, 2000 and 1999.

	Percent of Sales		Percent of Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.4	68.4	68.6	66.4

Gross profit	29.6	31.6	31.4	33.6
Selling, general and administrative	21.7	23.9	22.5	23.1
Research, development and engineering	3.9	3.8	4.0	4.1
Special charges	—	(2.4)	0.2	(0.8)

Operating expenses	25.6	25.3	26.7	26.4
Income from operations	4.0	6.3	4.7	7.2
Other income (expense)	(1.0)	(1.6)	(0.2)	(1.5)

Income from continuing operations before income taxes	3.0	4.7	4.5	5.7
Income taxes	0.9	1.6	1.5	1.9

Net income	2.1%	3.1%	3.0%	3.8%

SALES

    Sales for the third quarter ended September 30, 2000 of $47,592 increased 1.5% from sales for the third quarter of 1999. Year-to-date 2000 sales through September increased 6.8% over the corresponding 1999 level. The third quarter 2000 Specialty Filtration & Separation, Process Water Treatment and Household Water Treatment segment sales were 40%, 40% and 20% of total sales, respectively. Third quarter 1999 included $1,626 in sales from products produced at manufacturing facilities closed in 1999. Globally, all foreign markets (Asia/Pacific, Euro/Africa and Latin America) experienced improved sales activity during the first nine months of 2000 compared to the same period of 1999. The deterioration of the Euro in comparison to the U.S. dollar negatively impacted third quarter of 2000 sales by approximately $580 or 1.2%.

GROSS MARGIN

    Gross margin for the third quarter of 2000 was 29.6% compared to 31.6% for the corresponding period in 1999. The gross margin for the nine months ended September 30 was 31.4% in 2000 compared to 33.6% for the same period in 1999. The third quarter of 2000 decrease in gross margins is partially due to the $580 (0.8%) negative sales impact of the Euro deterioration and one-time costs of $400 (0.9%) to relocate product, equipment and personnel which reduced gross margins from 31.3% to 29.6%. The first nine months of 2000 decrease in gross margins is partially due to lower utilization and production issues at certain manufacturing facilities. To reduce excess manufacturing capacity, reduce costs and improve gross margins, one facility (Rockland, Massachusetts) was closed on December 31, 1999, and production activities at another facility (Phoenix, Arizona) ceased on September 30, 2000.

    The Company is also relocating certain production and product capabilities in efforts to focus its factories and eliminate duplicate capabilities and the associated cost and overhead structures. Six such relocations were completed during the first nine months of 2000 and others are scheduled for completion before the end of 2000. The production issues identified in 2000 are being addressed and changes have been instituted during the first nine months of 2000. Production scrap rates improved 40% in the third quarter of 2000 compared to the first quarter of 2000.

    A product mix shift within Process Water and Filtration and Separation segments also decreased third quarter and year-to-date 2000 gross margins in comparison to the same periods in 1999.

OPERATING EXPENSES

    Operating expenses increased to 25.6% of sales in the third quarter of 2000 compared to 25.3% in the third quarter of 1999. The increase is attributed to the Special Recovery of $1,080 (see Special Charges/ Recovery discussion) recorded in the third quarter of 1999. Excluding the Special Recovery, third quarter 2000 operating expenses decreased $781 (2.1% of sales) from the same period in 1999. The third quarter 2000 decrease is primarily the result of reduced Selling, General and Administrative expenses from the recent corporate restructuring.

    Operating expenses increased to 26.7% of sales for the nine months ended September 30, 2000 compared to 26.4% for the same period in 1999. The increase is attributed to the acquisition of Zyzatech in July 1999 and the third quarter 1999 Special Recovery of $1,080 (see Special Charges/ Recovery discussion). Excluding these items, nine months ended September 30, 2000 operating expenses as a percent of sales decreased to 26.0% compared to 27.2% for the same period in 1999.

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

Corporate restructuring	$250
Special inventory recovery related to plant closings	(250)

Gross special charges (recovery)	$—
Less special inventory recovery — in COS	(250)

Special charge in operating expense	$250

    In third quarter 1999, the Company recorded a net special recovery of $270 ($178 net-of-tax or $0.01 per share assuming dilution). The recovery included a $1,665 gain on the sale of an operation and a recovery of $215 related to the second quarter 1998 special charge. The special charges also included $810 for inventory related to plant closings and $800 for corporate restructuring and consolidation of operations. The special recovery is summarized below:

Gain on sale of operation	$(1,665)
Special inventory charges related to plant closings	810
Corporate restructuring	800
Recovery on second quarter 1998 special charge	(215)

Gross special charges (recovery)	$(270)
Less special inventory charges — in COS	810

Special recovery in operating expense	$(1,080)

    See Notes to Consolidated Financial Statements for updates related to special charge activity.

OTHER INCOME (EXPENSE)

    Other expense decreased by $274 in the third quarter of 2000 versus the same period for 1999. The decrease is primarily the result of $635 pretax gain ($0.03 per diluted share after tax) recognized on the sale of marketable securities in the third quarter of 2000. This compares to $150 pretax gain ($0.01 per diluted share after tax) recognized on the sale of marketable securities in the third quarter of 1999. Offsetting these gains was a $258 loss on the translation of the net assets of a foreign operation as a result of the strengthening U.S. dollar. Net interest expense for the third quarter of 2000 exceeded the same period of 1999 levels by $63.

    Year-to-date other expenses decreased $1,835 in 2000 compared to 1999. This reduction is primarily due to $2,723 pretax gains ($0.13 per diluted share after tax) recognized on the sale of securities during the first nine months of 2000. The first nine months of 1999 included a gain of $270 on the sale of land and buildings from a closed production facility that was not repeated in 2000. Net interest expense for the first nine months of 2000 exceeded the same period of 1999 levels by $321.

INCOME TAXES

    The effective tax rate for the third quarter of 2000 was 29%, reducing the year-to-date 2000 effective tax rate to 33.0% based on the forecast for the full year. This rate is comparable to 33.0% in the same periods of 1999. However, this represents a significant change from the tax rate percentage recognized in calendar year 1999, due primarily to the non-deductible $3,500 goodwill asset impairment special charge related to AquaMatic products recorded in the fourth quarter of 1999.

NET INCOME

    Net income for the quarter ended September 30, 2000 was $1,019 compared to $1,458 for the quarter ended September 30, 1999. Net income per diluted share for the quarter was $0.07 compared to $0.10 for the same period last year.

    Year-to-date 2000 net income was $4,459 compared to $5,179 for the same period last year. Net income per diluted share year-to-date was $0.31 in 2000 compared to $0.36 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2000, the Company had cash, cash equivalents and marketable securities of $5,240 versus $15,814 at December 31, 1999. This decrease in cash, cash equivalents and marketable securities is the result of the Company liquidating $11,631 of its marketable securities portfolio during the first nine months of 2000. The current ratio was 1.6 at September 30, 2000 and at year end 1999.

    The Company's long-term debt decreased from $32,201 at December 31, 1999 to $24,232 at September 30, 2000. This decrease was the result of the Company using proceeds from marketable security liquidations to pay down debt levels. The Company's current debt increased in the first nine months of 2000 to fund working capital increases related to the growth in sales. The Company's borrowings outstanding against its $24,000 revolving line of credit increased to $19,000 as of September 30, 2000 compared to $18,500 as of December 31, 1999.

    In order to reduce the expense of carrying an unused revolving line of credit, the Company entered into a loan agreement amendment in the first quarter of 2000. This reduced the Company's unsecured revolving line of credit to $30,000 from $35,000. In the second quarter 2000, the Company negotiated the release of collateral arrangements with its lenders associated with $10,000 of its marketable securities portfolio. As a result, the Company liquidated $7,900 of its marketable securities portfolio and used the proceeds to reduce aggregate debt levels, fund current operations and enter into a loan agreement amendment that reduced the Company's unsecured revolving line of credit to $24,000 from $30,000

    The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.

REVIEW OF INDUSTRY SEGMENTS

    The Company designs, manufactures and markets equipment, systems and components used in the processing and handling of fluids. In 2000, the Company changed the focus of its reporting structure from a two segment, product focused structure to a three segment, market focused structure.

    The three market segment structure was established to provide strategic leadership within the three major market segments in which the Company conducts business. The new structure was implemented on January 1, 2000. Restatement of 1999 financial results under this method of reporting has been completed and will be disclosed comparatively in financial reports. Restatement of results prior to 1999 under this method of reporting has been deemed impracticable due to the costs of obtaining and unavailability of certain financial information.

    The Specialty Filtration and Separations segment includes products such as filter cartridges, membrane elements, membranes, instruments and laboratory products. The Process Water Treatment segment includes products such as pumps, housings, valves, controls, reverse osmosis/ultrafiltration (RO/UF) machines, ozonators and water treatment systems used for industrial, commercial and municipal applications. The Household Water Treatment segment includes products such as valves, controls and home reverse osmosis membranes used in residential water softening and water purification. Each segment is currently supported by several manufacturing facilities, an individual sales force and various corporate functions. The segments do not have separate accounting, administration, or manufacturing functions.

    The reportable segment information for the three months and nine months ended September 30, 2000 and 1999 are as follows (all segment information is excluding impact of special charges in both years):

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Sales:
Specialty Filtration and Separations	$18,831	$18,696	$59,817	$57,761
Process Water Treatment	18,903	19,456	57,399	52,336
Household Water Treatment	9,858	8,746	30,060	27,779

Net Sales	47,592	46,898	147,276	137,876
Gross Profit:
Specialty Filtration and Separations	6,177	7,863	21,436	24,059
Process Water Treatment	4,345	5,227	14,603	13,552
Household Water Treatment	3,578	2,560	9,983	9,582

Gross Profit	14,100	15,650	46,022	47,193
Operating Income:
Specialty Filtration and Separations	886	2,258	4,364	7,032
Process Water Treatment	(379)	227	(564)	398
Household Water Treatment	1,400	191	3,110	2,236

Operating Income	$1,907	$2,676	$6,910	$9,666

    All three segments experienced internal sales growth in both the third quarter ended and first nine months ended September 30, 2000 compared to the same periods in 1999. Process Water Treatment segment growth for the nine months ended September 30, 2000, was primarily the result of sales from Zyzatech acquired on July 1, 1999. Q3-99 Process Water Treatment segment sales included $750 of sales from products produced at manufacturing facilities closed in 1999.

    Gross profit margins and operating income margins in the Specialty Filtration and Separations and Process Water Treatment segments were lower in the third quarter ended and first nine months ended September 30, 2000 compared to the same periods in 1999. The Specialty Filtration and Separation reductions were primarily related to production issues, including increased manufacturing scrap and variances at certain manufacturing locations. Also, certain manufacturing locations were impacted by lower production levels which resulted in unabsorbed overhead. In addition, an unfavorable sales mix contributed to the reduced margins.

    The Process Water Treatment gross profit margin reductions were primarily related to increased material cost, continued price competition and non-recurring production move-related costs of $400. Operating expenses in Q3-00 were slightly lower than previous quarters; however, operating expenses for the nine months ended September 30, 2000 exceeded the same period in 1999. This increase, which reduced operating income margins in 2000 compared to 1999, is the result of the segment reinvesting in sales and marketing resources in an effort to utilize remaining surplus manufacturing capacity.

    Gross profit margins and operating income margins in the Household Water Treatment segment improved in the third quarter ended September 30, 2000 compared to the same periods in 1999. The improvement was primarily related to the reduction of production issues that included decreased manufacturing scrap and variances, at a certain manufacturing location. Operating expenses were also reduced for the comparable period that also favorably impacted operating margins. Gross profit margins for the nine months ended September 30, 2000 were below those of the comparable period in 1999. This decrease was primarily the result of production issues that included increased manufacturing scrap and variances during the first six months of 2000, at a certain manufacturing location. Operating expenses for the same nine month period comparison were lower in 2000 which resulted in improved year-to-date 2000 operating margins.

    Currently, management does not report the balance sheet or any cash-generating measurements by such segments.

PRIVATE SECURITIES LITIGATION REFORM ACT

    The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) contains statements that are forward looking. Such statements may relate to plans for anticipated sales, production and manufacturing capabilities, future expansion and acquisitions, financial status of major customers, the relocation of certain manufacturing processes, business development activities, capital spending, financing, or the effects of regulation and competition. Such information involves important risks and uncertainties that could significantly affect results in the future. Such results may differ from those expressed in any forward-looking statements made by the Company. These risks and uncertainties include, but are not limited to, those relating to product development activities, the inability to accurately estimate the costs of relocation of certain manufacturing processes, dependence on existing management, financial viability of major customers, global economic and market conditions, and changes in federal or state laws. Investors are referred to the discussion of certain risks and uncertainties associated with forward looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

OSMONICS, INC.
PART II
OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  (27) Financial Data Schedule

  (b)
  During the quarter ended September 30, 2000 the Registrant did not file a Form 8-K report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated: November 13, 2000

OSMONICS, INC. (Registrant)
/s/ KEITH B. ROBINSON Keith B. Robinson Chief Financial Officer
/s/ D. DEAN SPATZ D. Dean Spatz Chief Executive Officer

QuickLinks

OSMONICS, INC.
INDEX
OSMONICS, INC. PART II OTHER INFORMATION
SIGNATURES