Form 10-K405
period 2000-12-31
OSMONICS INC
filed 2001-03-30
CIK 75049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

__________________________________

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2000

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________

Commission File No. 1-12714
OSMONICS, INC.
(Exact name of registrant as specified in its charter)
Minnesota	41-0955959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5951 Clearwater Drive, Minnetonka, Minnesota	55343
(Address of principal executive offices)	(Zip Code)

(952) 933-2277
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, par value $0.01 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

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

          As of March 21, 2001, 14,432,026 Common Shares were outstanding.  The aggregate market value of the Common Shares held by non-affiliates of the Registrant on such date (based upon the closing price of such shares on the New York Stock Exchange on March 21, 2001) was $112,136,842.

                     DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 (the "Annual Report to Shareholders"), are incorporated by reference into Parts II and IV.  Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2001 (the "Proxy Statement"), and to be filed within 120 days after the Registrant's fiscal year ended December 31, 2000, are incorporated by reference into Part III.

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

          Osmonics, Inc., founded in 1969, and its wholly-owned subsidiaries (the "Company") design, manufacture and market a wide range of products used in the filtration, separation and processing of fluids ranging from complete fluid processing systems to replaceable components used in purification, filtration, and separation equipment.  The Company classifies its products into three segments, namely Filtration and Separations, Process Water and Household Water.

Development of Business

          In addition to developing the Company's product line through internal research and development, the Company has expanded its business through a series of acquisitions.  Recent major acquisitions in the last five years include:

•	Desalination Systems - In July 1996, the Company acquired Desalination Systems, Inc. ("Desal"), a manufacturer of crossflow filtration membrane and membrane elements that are marketed worldwide. Desal, which has facilities in Vista, California has products that extend the range of membranes and membrane elements previously offered by the Company. The acquisition extended the Company's distribution network for such products.

•	AquaMatic - In February 1997, the Company acquired AquaMatic, Inc., a Rockford, Illinois-based company offering a line of specialty valves and controllers for the water conditioning market, which are sold through the Company's existing distribution channels.

•	Micron Separations, Inc. - In February 1998, the Company acquired Micron Separations, Inc. ("MSI"), a Westborough, Massachusetts-based developer and manufacturer of microfilter membrane and membrane products for diagnostic, laboratory and industrial use. These products expand the Company's range of nylon and cellulosic membrane applications. The products are sold through the Company's existing distribution channels.

•	Membrex Corp. - In April 1998, the Company acquired Membrex Corp. of Fairfield, New Jersey. The acquisition gives the Company the most hydrophilic UF membrane in the market. This patented membrane is primarily used to separate oil from water and is also used in a variety of applications in biotechnology, laboratory and petrochemical processes. Membrex also has a patented machine using its UF membrane, which separates oil from aqueous chemical cleaners, used in parts cleaning and other industrial and commercial applications. Some Membrex products are sold through an exclusive agreement with Safety-Kleen Corp. and the remainder through the Company's existing distribution channels.

•	ZyzaTech Water Systems, Inc. – In July 1999, the Company acquired ZyzaTech Water Systems, Inc. (ZyzaTech), a Seattle, Washington-based manufacturer of medical and pharmaceutical water purification and fluid handling products. ZyzaTech products are being sold through their existing distribution channels, offering a broadened line of hemodialysis products.

Business Segments

          The Company's products are divided into three primary business segments, namely, Filtration and Separations, Process Water and Household Water.

          Filtration and Separations:

          The Company's Filtration and Separations group consist primarily of membranes, filter media, membrane elements and filter cartridges.  The filtration media and membrane are produced primarily from polymers or polymer-based compounds.

          Membranes are generally sheets of material that, due to their unique characteristics, can separate various materials from a fluid.  Membrane elements are the combination of membrane, support materials and connections, which allows the membrane to be broadly utilized.

          Membrane elements are typically replaced every 6 to 60 months, depending upon the severity of the application.  The Company manufactures most of the membrane material and membrane elements used in its own systems, and also manufactures membrane and membrane elements for other original equipment manufacturers (OEM's) who include them as component parts in their products.

          The Company's crossflow membranes are used in many bioengineering processes such as the production of high fructose corn sugar, enzyme purification, and purification of pharmaceuticals produced by biological processes.  Other uses include water purification applications in hemodialysis, semiconductor manufacturing, production of pure water for beverages, production of ultrapure pharmaceutical and boiler feed water, industrial water purification, oil/water separation and waste removal for pollution control compliance.

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

          Process Water:

          The Company’s Process Water group manufactures and sells a broad range of equipment products ranging from large independent fluid treatment systems custom designed for a particular customer and its related filtration requirements to instruments used to determine the amount of a particular substance in a fluid.  The Company's filtration equipment utilizes a wide range of filtration techniques including: crossflow filtration (which includes reverse osmosis, nanofiltration, ultrafiltration and microfiltration), normal filtration (which includes microfiltration and particle filtration), coalescing filtration, ion exchange, clarification, chromatography, ozonation and distillation.  As a result, the Company's Equipment is used in a broad range of applications from complete fluid processing systems used in beverage production to water for high performance boilers used in power generation.  The Company's Equipment products are manufactured in multiple locations throughout the United States.

          The Company manufacturers and sells crossflow and normal filtration machines.  Such machines are comprised of one or more membrane elements, cartridge filters, pumps, valves, controls, transformers, heat exchangers, pipes and a steel frame on which the components are mounted.  The size and number of membrane elements and filters can vary greatly.  Pumps, pipes and frames of various sizes can be combined and configured to accommodate the membrane elements or filters required for various fluid handling or separation tasks.

          The systems sold by the Company are comprised of one or more machines or pieces of equipment designed and manufactured by the Company as well as ancillary equipment, such as additional pumps, heat exchangers and holding tanks.  The type, size and number of machines and the ancillary equipment included in a system will vary with the nature and size of the fluid separation task.

          The Company is a major manufacturer and marketer of machines and systems used for the production of pure for water for artificial kidney dialysis and is registered with the U.S. FDA for the manufacture of Class II medical devices used to purify and process water for hemodialysis.

          The Company manufactures and sells a line of multi-stage centrifugal pumps.  These pumps were developed by the Company to meet the need for dependable high pressure pumps and are available in 60 standard sizes with flows ranging from 3 gallons per minute to 500 gallons per minute and pressure capabilities from 25 pounds per square inch (psi) to 500 psi.  The pumps are capable of operating in series to obtain 1000 psi for seawater desalting and other high pressure applications.  The Company recently developed an energy recovery turbine that complements its centrifugal pumps primarily for use in desalting seawater with reverse osmosis.

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

          The Company also manufactures and markets electronic controllers to operate precision valves for water conditioning; flow control and measuring devices and instrumentation;housings and specialty holders and devices for containing and retaining various membranes and filters; analog and digital products for chemical water treatment and monitoring; and instruments used to measure and control conductivity, pH, ORP, chlorine and specific ions.  The instruments are capable of being used in local operating network (LON) communications and data acquisition.

          Household Water:

          The Company is a leader in the manufacture of the controllers and valves used to effect ion exchange technology.  The most commonly used ion exchange process is for water softening where the ions of calcium and magnesium are replaced with sodium to reduce soap usage, improve boiler operation and improve cleaning.  Another ion exchange application is to polish ultrapure water for electronics manufacture and high-pressure boiler feed.

          The Company also manufactures and sells automated chlorination units for residential and farm water system disinfection.

In addition, the Company manufactures and sells home reverse osmosis (HRO) membrane elements and cartridge filters to OEM’s who package them into systems for use in homes, offices and retail vending establishments to produce purified drinking water.

Segment Sales

          For the twelve months of 2000, Filtration and Separations was 40% of total sales, Process Water was 40% of total sales and Household Water made up 20% of total sales.  For the twelve months of 1999, Filtration and Separations was 42% of total sales, Process Water was 38% of total sales and Household Water made up 20% of total sales.

          As a result of a Company-wide reorganization on January 1, 2000, this sales comparison is only available for the 24 months detailed above.  Restatement of prior periods' results under this method of reporting was deemed impracticable due to the anticipated costs and unavailability of such financial information.

Sales and Marketing

          The Company’s broad range of products are used in the purification of water and industrial solutions, dewatering and recycling of commercial and industrial fluids, pollution control and seawater desalting.  The Company's principal domestic and international markets, from which it derives more than 50% of its sales, include the potable water, health care, biotechnology, food and beverage, electronics, chemical processing and power generation industries.

          The Company focuses the marketing of its products through targeted selling efforts in four main regions of the world:

   1.  USA and Canada

   2.  Mexico, Central and South America

   3.  Euro/Africa

   4.  Asia/Pacific

These sales efforts are supported by application engineers and customer service personnel.

          The Company markets its engineered systems and equipment through its direct sales force and third-party integrators.  The Company's other equipment products in the Process Water and Household Water products are marketed to a network of independent distributors and value-added resellers with the help of Company district managers.  These value-added resellers provide worldwide installation service and stocking of a wide range of the Company's equipment.  Filtration and Separations products are sold through a worldwide network of independent distributors.  Some sales are made directly to certain of the Company's largest customers and to other manufacturers of filtration equipment and systems.

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

Research and Development

          Research and development activities emphasize product development and applied research, with the goal of developing proprietary products.  Such expenditures totaled $7,886,000 in 2000, $7,694,000 in 1999, and $9,913,000 in 1998.

Patents and Trademarks

          The Company has been granted domestic and certain foreign trademarks on numerous product names, and on its logotypes.  The Company holds domestic and foreign patents on certain of its filter media, membranes, filters, controlling valves, machine designs and other products.  The Company has also from time to time acquired businesses that own patents and trademarks.  Although the Company believes that its patents have value, the Company's business as a whole is not dependent on any patent or group of related patents because the Company considers its technological position to be based primarily on its proprietary manufacturing methods, innovative engineering and marketing expertise.  However, the loss of patents relating to certain specialized membranes and related products could have a significant effect on the Company's future revenues.

Employees

          As of December 31, 2000, the Company employed 1,399 persons, including 224 holding engineering or technical degrees.

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

          With respect to the Company's membrane and related water treatment equipment business activity, there are a number of companies, including several sizable chemical companies that manufacture membranes, but not equipment.  There are numerous smaller companies, primarily fabricators, that build water treatment and desalination equipment, but which generally do not have their own proprietary membrane technology.  A limited number of companies manufacture both membranes and equipment.  In ozone equipment, there are both large and small competitors with no single dominant competitor.  In water softener controls and valves, the Company has three primary and numerous secondary competitors.  Some competitors sell only controller valves and some sell complete softeners.  The Company has numerous competitors in its conventional water treatment and filtration product business activities.

          With respect to the Company's disposable filter and lab products, two companies dominate the industry with several smaller companies competing in selected product lines.

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

Raw Materials

          The principal raw materials used by the Company are various plastic materials including polyvinyl chloride, polypropylene, Noryl PPO, Nylon, cellulose acetate, polycarbonate, polyester, polysulfone, polyacrylonitrile; stainless steel, steel, brass, copper, and various other synthetic materials, all of which are normally available from sources within the continental United States.  Most raw materials used by the Company are available from multiple sources of supply.  A limited number of materials are proprietary products of major companies which, if not available, would have a material effect on the Company's sales and profits.  The Company believes it could find substitutes for these materials if they should become unavailable, but has no assurance that the substitute would perform as well or be priced as favorably.

          In 2000, the Company experienced no difficulty in securing any of its needed raw materials and components.  However, during 1999, the Company experienced difficulty in securing a certain needed raw material in its membrane manufacturing.  Financial results in 1999 were negatively impacted as the Company missed shipment dates and incurred increased scrap rates while adjusting manufacturing processes to accept other substituted products.  The Companyexperienced no other difficulty in securing any of its needed raw materials and components in 1999.

Customers

          No one customer accounted for 10 percent or more of the Company's consolidated revenue in 2000, 1999, or 1998.

Backlog

          The dollar amount of the Company's backlog of orders considered to be firm at December 31, 2000, was $26.6 million.  The comparable backlog at December 31, 1999, was $25.4 million.  The Company expects that nearly all orders included in the backlog at December 31, 2000 will be filled during the 2001 fiscal year.  The Company does not believe that its backlog at any time is necessarily indicative of annual sales.  The business of the Company is not subject to significant seasonal variations.

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

          The Company received a warning letter issued on June 7, 2000 by the Food and Drug Administration (FDA) related to the Companys’ Millenium Portable Reverse Osmosis System manufactured in its Kent, Washington facility. The letter addressed the procedures for reporting quality errors.  In response, the Company took corrective actions and received a letter from the FDA dated August 8, 2000, which stated that the corrective efforts appeared acceptable and that the FDA planned to review them during future scheduled inspections of Osmonics’ Kent, Washington, facility.  The Millenium units produce pure water for kidney dialysis.  The Company believes that the pure water aspects of the medical systems were not compromised and no patients were put at risk.

          The sanitation district in which one of the Company's operating plants is located revised its discharge regulations in 1999.  As a result, the district adjusted the Company's discharge permit by reducing the amount of discharge at one of the Company's locations.  This adjustment has and will result in additional operating and capital expenditures.

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

          The Company transacts business with certain international customers under defined credit terms and in U.S. dollars.  Large export equipment and system sales are primarily made on the basis of confirmed irrevocable letters of credit or time drafts to selected customers in U.S. dollars.  The Company believes that currency fluctuation related to these sales do not constitute substantial risks.

          The Company’s French operation sells to foreign customers primarily in euros.   The Company also has certain raw material sourcing arrangements transacted in foreign currencies.  Currently, the Company does not hedge for either type transaction; however, it may in the future.  The Company believes these transactions do constitute some level of risk and adverse currency fluctuations may occur.  See Note 12 of Notes to Consolidated Financial Statements for a breakdown of the Company's foreign operations and export sales by geographic area.

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

EARNINGS VARIATIONS

          The sale of capital equipment within the water purification and fluid filtration industry is cyclical and influenced by various economic factors including interest rates and general fluctuations of the business cycle.  A significant portion of the Company's revenues is derived from capital equipment sales.  While the Company sells capital equipment to customers in diverse industries and in global markets, cyclicality of capital equipment sales and instability of general economic conditions, including those in the United States, Europe, Asia, Latin America and certain other markets, could have a material adverse effect on the Company's revenues and profitability.

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

RISKS RELATED TO ACQUISITIONS

          The Company has acquired a number of United States-based companies and product lines.  The Company plans to continue to consider and potentially pursue acquisitions that expand the segments of the water, wastewater treatment and water-related industries in which it participates; complement its technologies, products or services; broaden its customer base and geographic areas served; expand its global distribution network; and provide opportunities.  The Company's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies.  Although the Company believes that it has generally been successful in pursuing acquisitions, there can be no assurance that acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

PROFIT UNCERTAINTY IN FIXED-PRICE CONTRACTS

          A significant portion of the Company's revenues is generated under fixed price contracts.  To the extent that original cost estimates are inaccurate, scheduled deliveries are delayed or progress under a contract is otherwise impeded, revenue recognition and profitability from a particular contract may be adversely affected.

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

ITEM 2.  PROPERTIES

          The executive offices and principal manufacturing facilities of the Company are located in Minnetonka, Minnesota, a suburb of Minneapolis.

          A summary of the Company's main operating facilities is as follows:

Location	Status	Size		Function
Minnetonka, MN	Owned	309,600	sq ft	Sales, Manufacturing, Warehouse
Vista, CA	Owned	110,000	sq ft	Sales, Manufacturing, Warehouse
Milwaukee, WI	Owned	103,700	sq ft	Sales, Manufacturing, Warehouse
Rockford, IL	Owned	58,400	sq ft	Sales, Manufacturing, Warehouse
Westborough, MA	Leased	51,200	sq ft	Sales, Manufacturing, Warehouse
Kent, WA	Leased	50,000	sq ft	Sales, Manufacturing, Warehouse
Syracuse, NY	Owned	48,500	sq ft	Sales, Manufacturing, Warehouse
Le Mée, France	Owned	36,900	sq ft	Sales, Manufacturing, Warehouse
Cedar Grove, NJ	Leased	4,000	sq ft	Research & Development
Escondido, CA	Leased	12,700	sq ft	Manufacturing
Emmetsburg, IA	Leased	8,800	sq ft	Manufacturing, Warehouse
Bryan, TX	Owned	2,500	sq ft	Manufacturing, Warehouse
Total Owned		669,600	sq ft
Total Leased		126,700	sq ft
Total Owned and Leased		796,300	sq ft

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year that ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age	Position with Company	Officer Since
D. Dean Spatz (56)	Chief Executive Officer and Chairman of the Board	1969

Ruth Carol Spatz (56)	Secretary	1969

Phillip M. Rolchigo (39)	Chief Technology Officer	1998

Edward J. Fierko (59)	President and Chief Operating Officer	1999

Keith B. Robinson (46)	Chief Financial Officer and Sr. Vice President Administration	1999

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
RELATED SHAREHOLDER MATTERS

          "Common Stock Data," and "Notes to Consolidated Financial Statements," pages 20-27of the Annual Report to Shareholders, are incorporated herein by reference.  As of March 21, 2001 there were 1,961 shareholders of record.

          The Company has not paid cash dividends on its common shares.  The Board of Directors currently intends to retain its earnings for the expansion of the Company's business. The Company has issued promissory notes that contain a covenant limiting the payment of dividends to shareholders.  At December 31, 2000, approximately $9,000,000 of retained earnings was eligible for dividend distribution under this covenant.

ITEM 6.  SELECTED FINANCIAL DATA

          "Selected Financial Data," page 32 of the Annual Report to Shareholders, is incorporated herein by reference.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following consolidated financial information of the Registrant and its subsidiaries, included in the Annual Report to Shareholders, is incorporated herein by reference:

                                                            PART III

ITEM 10.  DIRECTORS

          The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended December 31, 2000 and forwarded to shareholders prior to the Company's 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item is incorporated herein by reference to the 2001 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

          The information required by this Item is incorporated herein by reference to the 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated herein by reference to the 2001 Proxy Statement.

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

(2)	Agreement and Plan of Merger among Desalination Systems, Inc., Osmonics, Inc. and DSI Acquisition Corp. dated May 17, 1996. (Incorporated herein by reference to Exhibit 2 to Registration Statement on Form S-3, File No. 33-05029.)

(3)A.	Certificate of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-2, File No. 33-336.) Certificate of Amendment. (Incorporated herein by reference to Exhibit (3)A on Form 10-K for fiscal year ended December 31, 1987, File No. 0–8282.)

		B.	By-Laws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-2, File No. 33-336.)

		(4)A.	Note Purchase Agreement dated July 12, 1991. (Incorporated herein by reference to Annual Report on Form 10-K for fiscal year ended December 31, 1991.)

	(10)A.*	1993 Stock Option Plan and related form of stock option agreement. (Incorporated herein by reference to Annex C of the Registrant's Joint Proxy Statement/Prospectus dated September 10, 1993.)
	B.	Stock Option Agreement with Michael L. Snow, Director. (Incorporated herein by reference to Annual Report on Form 10-K for fiscal year ended December 31, 1993.)
	D.	1995 Employee Stock Purchase Plan. (Incorporated herein by reference to the Registrant's Proxy Statement dated March 27, 1995.)

	E.*	1995 Director Stock Option Plan. (Incorporated herein by reference to the Registrant's Proxy Statement dated March 27, 1995.)

* Denotes Executive Compensation Plan.
	(13)	2000 Annual Report to Shareholders. (Only those portions incorporated herein by reference shall be deemed filed with the Commission.)
	(21)	Subsidiaries of the Registrant.
	(23)	Consent of Deloitte & Touche LLP.
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended December 31, 2000.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSMONICS, INC.
By /s/ D. Dean Spatz
D. Dean Spatz, CEO
Dated: March 27, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

/s/	Keith B. Robinson	Chief Financial Officer (Principal Finance and Accounting Officer)	March 27, 2001
Keith B. Robinson
/s/	Ruth Carol Spatz	Director	March 29, 2001
Ruth Carol Spatz
/s/	Michael L. Snow	Director	March 30, 2001
Michael L. Snow
/s/	Ralph E. Crump	Director	March 28, 2001
Ralph E. Crump
/s/	Verity C. Smith	Director	March 28, 2001
Verity C. Smith
/s/	Charles W. Palmer	Director	March 28, 2001
Charles W. Palmer
/s/	William Eykamp	Director	March 28, 2001
William Eykamp
/s/	D. Dean Spatz	CEO, Chairman of the Board and Director (Principal Executive Officer)	March 27, 2001
D. Dean Spatz

OSMONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2000	1999	1998
Sales	$200,139	$187,028	$179,742
Cost of sales	139,733	128,608	116,641
Gross profit	60,406	58,420	63,101
Operating expenses:
Selling, general and administrative	44,195	43,720	43,487
Research, development and engineering	7,886	7,694	9,913
Special charges	250	2,575	7,988
	52,331	53,989	61,388
Income from operations	8,075	4,431	1,713
Other income (expense), net:
Interest income	397	612	668
Interest expense	(4,337)	(4,053)	(4,288)
Other	3,947	2,058	829
	7	(1,383)	(2,791)
Income (loss) before income taxes	8,082	3,048	(1,078)
Income taxes (benefit) (Note 10)	2,663	2,084	(25)
Net income (loss)	$5,419	$964	$(1,053)
Earnings (loss) per share – basic (Note 15)
Net income (loss)	$0.38	$0.07	$(0.08)
Earnings (loss) per share – assuming dilution
(Note 15)
Net income (loss)	$0.38	$0.07	$(0.08)

The accompanying notes are an integral part of the consolidated financial statements.

OSMONICS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$21	$1,807
Marketable securities (Note 3)	1,889	14,007
Trade accounts receivable, net of allowance for doubtful accounts of $1,008 in 2000 and $1,315 in 1999	37,092	35,804
Inventories (Note 4)	32,758	24,350
Deferred tax assets (Note 11)	4,314	4,773
Other current assets	2,487	2,771
Total current assets	78,561	83,512
Property and equipment, at cost:
Land and land improvements	5,056	5,358
Buildings	30,283	31,785
Machinery and equipment	76,943	73,148
	112,282	110,291
Accumulated depreciation	(55,381)	(51,961)
	56,901	58,330
Cash restricted for purchase and construction of equipment (Note 5)	325	325
Goodwill, net of accumulated amortization of $6,478 in 2000 and $4,101 in 1999	46,310	48,826

Long-term investments	2,688	1,008
Other assets, net of accumulated amortization of intangible assets of $1,495 in 2000 and $1,031 in 1999	3,907	2,365
Total assets	$188,692	$194,366
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,262	$15,121
Line of credit advances (Note 6)	15,000	18,500
Notes payable and current portion of long-term debt (Note 8)	4,759	2,812
Accrued compensation and employee benefits	3,391	3,633
Other accrued liabilities (Note 7)	10,393	11,285
Total current liabilities	48,805	51,351
Long-term debt (Note 8)	24,603	32,201
Deferred income taxes (Note 11)	6,335	6,256
Other liabilities	4	16
Commitments and contingencies (Note 13)
Shareholders’ equity (Note 9):
Common stock, $0.01 par value Authorized – 50,000,000 shares Issued – 2000: 14,408,634 and 1999: 14,262,130 shares	144	143
Preferred stock: Authorized - 500,000 shares; outstanding – none	-	-
Capital in excess of par value	23,818	22,612
Retained earnings	85,458	80,039
Total other comprehensive income (loss)	(475)	1,748
Total shareholders’ equity	108,945	104,542
Total liabilities and shareholders’ equity	$188,692	$194,366

The accompanying notes are an integral part of the consolidated financial statements.

OSMONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2000	1999	1998
Cash flows from operations:
Net income (loss)	$5,419	$964	$(1,053)
Non-cash items included in net income:
Depreciation and amortization	10,139	8,772	7,964
Deferred income taxes	1,609	3,227	(2,059)
Gain on sale of land and investments	(3,788)	(2,625)	(1,285)
Special charges	-	3,610	9,988
Changes in assets and liabilities (net of business acquisitions):
Accounts receivable	(1,205)	(357)	(3,774)
Inventories	(8,158)	5,372	7,367
Other current assets	(366)	2,464	(3,052)
Accounts payable and accrued liabilities	(1,255)	(1,338)	(5,994)
Net cash provided by operations	2,395	20,089	8,102
Cash flows from investing activities:
Business acquisitions (net of cash acquired)	-	(6,846)	(39,880)
Purchase of investments	(1,178)	(3,603)	(808)
Maturities and sales of investments	14,029	6,409	4,480
Purchase of property and equipment	(7,058)	(8,323)	(7,808)
Sales of property and equipment	367	747	110
Other	(1,322)	(728)	424
Net cash provided by (used in) investing activities	4,838	(12,344)	(43,482)
Cash flows from financing activities:
(Payments) proceeds from notes payable and current debt	(1,553)	9,000	32,000
Reduction of long-term debt	(8,434)	(17,061)	(2,264)
Cash restricted for purchase and construction of equipment	-	235	570
Issuance of common stock	1,207	1,882	472
Net cash (used in) provided by financing activities	(8,780)	(5,944)	30,778
Effect of exchange rate changes on cash	(239)	(570)	306
(Decrease) increase in cash and cash equivalents	(1,786)	1,231	(4,296)
Cash and cash equivalents - beginning of year	1,807	576	4,872
Cash and cash equivalents - end of year	$21	$1,807	$576

The accompanying notes are integral part of the consolidated financial statements.

OSMONICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income(2)	Total Shareholders’ Equity
	Shares	Amount
Balance – January 1, 1998	13,943,544	$140	$20,261	$80,128	$1,846	$102,375
Comprehensive income (loss)
Net loss	-	-	-	(1,053)	-	(1,053)
Other comprehensive income(1)
Translation adjustment	-	-	-	-	306	306
Marketable securities adjustment(3)	-	-	-	-	55	55
Other comprehensive income	-	-	-	-	361	361
Total comprehensive income (loss)	-	-	-	-	-	(692)
Employee stock purchase plans	64,819	-	664	-	-	664
401(k) stock match	23,468	-	234	-	-	234
Recovery of common stock	(40,540)	-	(426)	-	-	(426)
Balance - December 31, 1998	13,991,291	140	20,733	79,075	2,207	102,155
Comprehensive income
Net income	-	-	-	964	-	964
Other comprehensive income (loss) (1)
Translation adjustment	-	-	-	-	(570)	(570)
Marketable securities adjustment(3)	-	-	-	-	111	111
Other comprehensive income (loss)	-	-	-	-	(459)	(459)
Total comprehensive income	-	-	-	-	-	505
Employee stock purchase plans	69,209	1	555	-	-	556
401(k) stock match	51,078	1	483	-	-	484
Stock options exercised	150,552	1	841	-	-	842
Balance - December 31, 1999	14,262,130	143	22,612	80,039	1,748	104,542
Comprehensive income
Net income	-	-	-	5,419	-	5,419
Other comprehensive income (loss) (1)
Translation adjustment	-	-	-	-	(239)	(239)
Marketable securities adjustment(3)	-	-	-	-	(1,984)	(1,984)
Other comprehensive income (loss)	-	-	-	-	(2,223)	(2,223)
Total comprehensive income	-	-	-	-	-	3,196
Employee stock purchase plans	74,017	1	522		-	523
401(k) stock match	59,748	-	498	-	-	498
Minority contribution	-	-	136	-	-	136
Stock options exercised	12,739	-	50	-	-	50
Balance - December 31, 2000	14,408,634	$144	$23,818	$85,458	$(475)	$108,945

(1)	All items included in other comprehensive income (loss) are shown net of taxes. The tax effect for the marketable securities adjustment was $(1,051), $43 and $22 for 2000, 1999 and 1998, respectively.
(2)	Accumulated other comprehensive income is comprised of accumulated currency translation of $(837), $(598) and $(28) and marketable securities adjustment of $362, $2,346 and $2,235 at December 31, 2000, 1999 and 1998, respectively.

(3)	Marketable securities reclassification adjustment for gains realized in net income (net of tax) was $1,256, $1,617 and $584 for 2000, 1999 and 1998, respectively.

The accompanying notes are integral part of the consolidated financial statements.

FIVE-YEAR RESULTS
(In thousands, except per share amounts)

INCOME DATA:

	Year Ended December 31,
	2000	1999	1998	1997	1996

Sales	$200,139	$187,028	$179,742	$164,905(a)	$155,946(a)
Income (loss) from continuing operations	5,419	964	(1,053)	8,643	13,467
Net income (loss)	5,419	964	(1,053)	9,793	13,467
Earnings (loss) per share – basic (Note 15)
Income (loss) from continuing operations	$0.38	$0.07	$(0.08)	$0.60	$0.95
Net income (loss)	$0.38	$0.07	$(0.08)	$0.70	$0.95
Earnings (loss) per share – assuming dilution (Note 15)
Income (loss) from continuing operations	$0.38	$0.07	$(0.08)	$0.59	$0.93
Net income (loss)	$0.38	$0.07	$(0.08)	$0.68	$0.93
Average shares outstanding
Basic	14,329	14,162	13,976	14,031	14,145
Assuming dilution	14,404	14,252	13,976	14,313	14,458
BALANCE SHEET DATA
Total assets	$188,692	$194,366	$194,049	$164,483	$152,176
Long-term debt	24,603	32,201	31,665	13,792	15,900

(a) Excludes impact of EITF 00-10 discussed in Note 1.
________________________________________________________________________________________________________________

TWELVE-YEAR RESULTS
(In thousands, except per share amounts)

SUPPLEMENTARY DATA

These schedules present the prior twelve-year results of the Company as originally reported, before restatement of prior period data for those acquisitions accounted for as poolings-of-interests, to show the effect of the Company’s strategic acquisition activity.

INCOME DATA:  (As originally reported)

	Year Ended December 31,
	2000	1999	1998	1997	1996	1995	1994	1993	1992	1991	1990	1989
Sales	$200,139	$187,028	$179,742	$164,905(e)	$155,946(e)	$111,610(e)	$96,180(e)	$89,043(e)	$50,541(e)	$46,738(e)	$43,553(e)	$36,223(e)
Net income	5,419	4,533(d)	6,516(c)	9,452(b)	13,467	11,212	9,955	7,895	4,528(a)	3,902	3,714	4,047
BALANCE SHEET DATA: (As originally reported)
Total assets	$188,692	$194,366	$194,049	$164,483	$152,176	$125,058	$102,035	$88,826	$60,300	$54,931	$54,370	$45,884
Working capital	29,756	32,161	33,976	45,273	54,006	54,224	55,995	45,281	29,471	25,955	21,692	21,117
Long-term debt	24,603	32,201	31,665	13,792	15,900	12,441	14,050	13,913	13,221	13,697	13,761	3,788
Shareholders’ equity	108,945	104,542	102,155	102,375	97,943	78,471	63,751	52,070	33,793	28,891	24,720	33,067

(a)	Includes an increase in earnings of $420 ($0.05 per share) as a result of adopting the Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.”
(b)	Excludes impact of December 1997 special charge of $1,448 and 1997 recovery on discontinued operations of $1,330 net of taxes.
(c)	Excludes impact of June 1998 special charge of $9,988.
(d)	Excludes impact of September and December 1999 special charge of $3,610.
(e)	Excludes impact of EITF 00-10 discussed in Note 1.

QUARTERLY FINANCIAL DATA
(In thousands, except per share amounts)

Quarterly Financial Data - 2000

	Quarter Ended
	March 31	June 30	September 30	December 31
Sales	$51,095	$50,110	$48,463	$50,471
Gross profit	16,284	15,888	14,100	14,134
Net income	1,592	1,848	1,019	960
Net income per share – basic	0.11	0.13	0.07	0.07
Net income per share – assuming dilution	$0.11	$0.13	$0.07	$0.07

Quarterly Financial Data - 1999

	Quarter Ended
	March 31	June 30	September 30	December 31(a)
Sales	$45,021	$46,957	$47,573	$47,477
Gross profit	15,369	16,174	14,840	12,037
Net income (loss)	1,582	2,139	1,458	(4,215)
Net income (loss) per share – basic	0.11	0.15	0.10	(0.29)
Net income (loss) per share – assuming dilution	$0.11	$0.15	$0.10	$(0.29)

(a)	Special charges of $3,880 ($0.26 per share after taxes assuming dilution) were recorded during the fourth quarter of 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1.       Summary of Significant Accounting Policies

Osmonics, Inc. is a manufacturer and marketer of high technology water purification, fluid filtration, fluid separation, and fluid transfer equipment and instruments, as well as the replaceable components used in purification, filtration and separation equipment.  These products are used by a broad range of industrial, commercial, consumer and institutional customers.

The consolidated financial statements include the accounts of Osmonics, Inc. and its wholly and majority owned subsidiaries (the Company).  Significant intercompany accounts and transactions have been eliminated.

In December 1999, Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” was issued.  The Company applied this bulletin in 2000.  In accordance with SAB No. 101, sales are recorded when the product is shipped or the service is provided as the earnings process is substantially complete, collectibility is probable and pricing is fixed and determinable.  The estimated cost of warranty obligations is accrued at the time revenue is recognized.  The Company’s adoption of the bulletin had no effect on the financial position or results from operations.

The estimated fair value for notes payable and long-term debt approximates carrying value due to the relatively short-term nature of the instruments and/or due to the short-term floating interest rates on the borrowing.  The estimated fair value of notes receivable approximates the net carrying value, as management believes the respective interest rates are commensurate with the credit, interest rate and repayment risks involved.

The Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories are stated at lower of cost (first-in, first-out method) or market for all operations except for two plants which are valued using the last-in, first-out method.

Depreciation and amortization of property and equipment are provided on the straight-line method over estimated lives of 3 to 40 years.

Deferred income taxes have been provided for income and expenses which are recognized in different accounting periods for financial reporting purposes rather than for income tax purposes.

Foreign currency assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Results of operations are translated using the average exchange rates throughout the period.

The excess of cost over the fair market value of assets acquired in acquisitions is amortized over not more than 40 years, with the majority at 30 years.  Other intangibles are carried at cost and amortized using the straight-line method over their estimated lives of 5 to 20 years.  In 1999, the estimated life of 40 years for the recorded AquaMatic goodwill was reduced to 10 years based on the maturity of the product line and continued softness of the Asia/Pacific market.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 on impairment of long-lived assets, the carrying values of these intangibles are reviewed quarterly for impairment using discounted cash flows when events or circumstances warrant such a review (see Note 16).

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value.  The accounting for changes in the fair value of derivatives depends on their intended use and designation.  Management has reviewed the requirements of SFAS No. 133 and has determined that they have no embedded derivatives.  All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales.  The Company’s policy is to not enter into contracts containing derivatives with terms that cannot be designated as normal purchases or sales.

In May 2000, the Emerging Issues Task Force in EITF 00-10 reached a consensus on the issue of “How a seller of goods should classify in the income statement amounts billed to a customer for shipping and handling.”  The consensus was that all amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue.  The Company adopted EITF 00-10 in the fourth quarter 2000.  Comparative financial statements for prior periods have been reclassified to comply with the classification guidelines of this issue.  Freight revenue added to sales and cost of goods sold were $3,104, $2,357 and $1,923 in 2000, 1999 and 1998, respectively.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Certain reclassifications have been made to prior year amounts to conform with current year presentations.

2.       Business Acquisitions

On July 1, 1999, the Company acquired all of the equity interest of ZyzaTech Water Systems, Inc. (ZyzaTech) of Seattle, Washington.  The purchase price was approximately $10,000 and included $8,600 of goodwill which is being amortized on the straight-line method over 20 years.  ZyzaTech products are being sold through their existing distribution channels, offering a broadened line of hemodialysis products. The acquisition, included in the Process Water segment, was recorded under the purchase method of accounting.

The results of operations of ZyzaTech are included in the consolidated statements of operations from the date of acquisition.

Pro forma 1999 and 1998 combined financial results of Osmonics, Inc. and ZyzaTech would be as follows:
1999	Osmonics	ZyzaTech	Combined

Sales	$187,028	$5,826	$192,854
Income from operations	4,431	397	4,828
Acquisition interest expense	320	320	640
Net income	964	57	1,021
Net income per share - assuming dilution	$0.07		$0.07
1998	Osmonics	ZyzaTech	Combined

Sales	$179,742	$11,241	$190,983
Income from operations	1,713	714	2,427
Acquisition interest expense		640	640
Net income (loss)	(1,053)	88	(965)
Net loss per share - assuming dilution	$(0.08)		$(0.07)

On February 17, 1998, the Company acquired all of the equity interest of Micron Separations, Inc. (MSI) of Westborough, Massachusetts.  The purchase price was approximately $25,000 which included $1,902 of in-process research and development (R&D), $1,900 of cash, $4,500 of tax loss carryforwards and carrybacks and $13,600 of goodwill, which is being amortized on the straight-line method over 30 years.  MSI products are being sold through existing Osmonics distribution channels, complementing the Company’s existing cartridge filter products and providing a broader portfolio of diagnostic and laboratory membrane products to the laboratory and analytical testing markets.  The acquisition, included in the Filtration and Separations segment, was recorded under the purchase method of accounting.

The results of operations of MSI are included in the consolidated statements of operations from the date of acquisition.

On April 29, 1998, the Company acquired all of the equity interest of Membrex Corp. (Membrex) of Fairfield, New Jersey.  The purchase price was approximately $16,000 plus assumed net liabilities of approximately $3,000.  The price included $4,320 of in-process R&D and $15,700 of goodwill, which is being amortized on the straight-line method over 30 years.  Membrex products are primarily related to membrane products and oil/water separating systems for commercial and industrial customers.  The acquisition, included in the Filtration and Separations segment, was recorded under the purchase method of accounting.

Safety-Kleen (SK), the principal customer for the Membrex products, filed for Chapter 11 bankruptcy in June of 2000.  As a result, second, third and fourth quarter 2000 sales to SK of $700, $750 and $264, respectively, were substantially below first quarter 2000 sales of $2,100.  SK has continued to order product and parts at reduced levels to support its installed base.  Future sales levels are uncertain and could be minimal.

The Company has a contract with SK that provides some exclusivity to SK for certain Membrex products.  This contract is contingent on both companies meeting certain service, production and sales levels.  The exclusivity provisions are conditioned on certain minimum purchase requirements by SK.  The Company anticipates that the exclusivity provisions of the contract will expire in the third quarter of 2001 due to the anticipated failure of SK to buy the required minimum amount of products and has begun discussions with SK to renegotiate the contract based on the current situation.

The Company has determined that two-thirds ($9,500) of the Membrex goodwill is associated with these products.  The Company has concluded there was no impairment of goodwill at December 31, 2000.  In its analysis, Management used a discounted cash flow model in accordance with current accounting guidelines, a detailed five-year sales plan and anticipated an ongoing business relationship with SK while it proceeds through and comes out of bankruptcy.  The ongoing business relationship assumes that SK will continue to purchase replacement membrane for existing product installations at the rate of two or three replacements per year per installation.

In the event that SK does not survive bankruptcy, Management believes it will be capable of selling and marketing these products through other sales channels in a manner that will support the goodwill value.  The Company is investigating alternative approaches to market as allowed by the contract for these products.  Additionally, the Company is continuing to investigate new applications for the technology acquired from Membrex.  The Company believes the patented technology associated with Membrex brings a cost-effective solution to hazardous waste disposal, which could become a required environmental standard.

The results of operations of Membrex are included in the consolidated statements of operations from the date of acquisition.

The pro forma combined impact of MSI and Membrex on financial results for 1998 was not material.

3.     Marketable Securities

The Company considers all of its marketable securities available-for-sale.

Marketable securities at December 31, 2000 consisted of the following:
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Municipal bonds 0-5 year maturity	100	-	-	100
Corporate debt securities and other 0-5 year maturity	100	-	(1)	99

Equity securities	919	815	(44)	1,690
Total before-tax effect	$1,119	815	(45)	$1,889
Deferred tax effect of unrealized (gains) losses		(432)	24
Net unrealized gains (losses) on marketable securities		$383	$(21)

Marketable securities at December 31, 1999 consisted of the following:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government securities
0-5 year maturity	$1,649	$6	$(37)	$1,618
Municipal bonds
0-5 year maturity	3,831	104	-	3,935
6 year or greater maturity	1,193	14	(57)	1,150
Corporate debt securities and other
0-5 year maturity	499	-	(7)	492
Equity securities	3,012	3,885	(85)	6,812

Total before-tax effect	$10,184	4,009	(186)	$14,007
Deferred tax effect of unrealized (gains) losses		(1,549)	72

Net unrealized gains (losses) on
marketable securities		$2,460	$(114)

Proceeds from sales of available-for-sale securities for the years ended December 31, 2000, 1999 and 1998 were $13,740, $6,409 and $2,253, respectively.  The gains and losses on these sales, determined on the specific identification method, were $4,102 and $314 in 2000, $2,813 and $442 in 1999, and $949 and $90 in 1998 and are included in Other Income.

Market values are based on quoted market prices.

4.       Inventories

          Inventories consist of the following:

	December 31,
	2000	1999
Finished goods	$8,013	$8,640
Work in process	8,775	6,457
Raw materials	17,695	10,820
	34,483	25,917
Adjustment to reduce inventories of $11,643 and $8,329 to the last-in, first-out method (see Note 1)	(1,725)	(1,567)
	$32,758	$24,350

5.     Restricted Cash

Cash restricted for purchase and construction of equipment at December 31, 2000 and 1999 represents proceeds received from the issuer of Industrial Development Revenue Bonds (see Note 8) restricted to the purchase and construction of property and equipment used in one of the Company’s operations.

6.     Line of Credit

The Company, at December 31, 2000, had an unsecured revolving line of credit of $24,000 for working capital needs.  The revolving line of credit matures on March 31, 2003, and borrowings bear a variable interest rate related to LIBOR.  The terms of the credit agreement contain certain restrictions related to financial ratios, indebtedness, tangible net worth and capital expenditures.  As of December 31, 2000, the Company was in compliance with all debt covenants.  As of December 31, 2000, the Company had borrowings outstanding under the line of $15,000 and the interest rate was 8.33%.  At December 31, 1999, the Company had borrowings outstanding under the line of $18,500 and the interest rate was 7.56%.

7.     Other Accrued Liabilities

        Other accrued liabilities consist of the following:

	December 31,
	2000	1999
Warranty and start-up	$2,222	$1,936
Professional fees and other accruals	3,249	3,040
Taxes	1,428	282
Deferred acquisition-related payments	53	2,074
Corporate restructuring	160	1,233
Customer deposits	3,281	2,720
	$10,393	$11,285

8.     Debt

        Long-term debt is as follows:

	December 31,
	2000	1999
Promissory notes; interest payable quarterly at the three-month LIBOR plus 125 b.p.; due through 2001. The interest rate on December 31, 2000 was 7.91%.	$2,875	$4,300

Industrial development revenue bonds (IDRBs), principal due in varying annual payments through 2007; interest payable monthly at a variable rate determined periodically by the bond remarketing agent (4.35% at December 31, 2000).	6,300	6,950

Promissory notes; interest payable quarterly at fixed rate of 6.72%; due through 2008.	4,000	5,000

Promissory notes; interest payable quarterly at the three-month LIBOR plus 125 b.p.; due through 2008. The interest rate on December 31, 2000 was 7.91%.	12,000	15,000

Mortgage notes payable to two French banks; interest payable monthly at PIBOR plus 40 b.p. The interest rate on December 31, 2000 was 5.34%.	108	232

Mortgage notes payable to two French banks; interest payable monthly at fixed rate of 4.45%; due through 2006.	1,373	1,712

Promissory notes; interest payable annually at fixed rate of 8.00%; due through 2003.	1,583	1,483

Other notes	1,123	336
	29,362	35,013
Current portion	(4,759)	(2,812)
	$24,603	$32,201

The IDRB debt and the mortgage notes payable to French banks are collateralized by real and personal property of the Company.

Aggregate maturities of long-term debt outstanding at December 31, 2000 are:

2001 - $4,466; 2002 - $3,725; 2003 - $3,368; 2004 - $3,199; 2005 - $3,212; beyond 2005 - $10,647.

Capital Leases – The Company leases its vehicles under noncancelable capital leases expiring in 2004.  The total leased assets were $1,388, and related accumulated amortization was $552 as of December 31, 2000.  Minimum future lease obligations under the capital lease for the Company’s vehicles as of December 31, 2000 are as follows:
Year ending December 31:
2001	$377
2002	340
2003	153
2004	10
Total minimum lease payments	880
Less amount representing interest	135
Present value of minimum lease payments	745
Less current portion	293
Long-term portion	$452

The Company’s promissory notes contain a covenant which limits the payment of dividends to shareholders.  At December 31, 2000, approximately $9,000 of retained earnings was eligible for dividend distribution under this covenant.  The Company’s various debt agreements contain certain restrictions related to financial ratios, indebtedness, tangible net worth and capital expenditures.  As of December 31, 2000, the Company was in compliance with all debt covenants.

The Company also has an unsecured standby letter of credit of $5 million with a large financial institution.  As of December 31, 2000, no amount was outstanding.

Cash payments for interest related to all debts of the Company were $4,169, $4,086 and $4,037 for the years ended December 31, 2000, 1999 and 1998, respectively.

9.   Stock Options

The Company’s 1993 Stock Option Plan, with 800,000 reserved common shares, is intended to facilitate ownership and increase the interest of key employees in the growth and performance of the Company, thus enhancing the value of the Company for the benefit of the shareholders.  Options are granted at a price not less than market value on the date of the grant and become exercisable over a period of up to ten years, after which they expire.  The 1993 Stock Option Plan terminates on September 1, 2003.

The Company’s 1995 Director Stock Option Plan provides that each director of the Company shall automatically receive, as of the date of each Annual Meeting of Shareholders, a non-qualified option to purchase 3,000 shares of the Company’s common stock.  The options have a ten-year term and are exercisable one year after the grant date at an exercise price equal to the fair market value of the shares on the grant date.  The 1995 Director Stock Option Plan terminates on May 17, 2005.

Shares reserved for future issuance under all of the Company’s plans totaled approximately 1.484 million at December 31, 2000.
The Company applies Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans. No compensation cost has been recognized for its stock-based compensation plans as the exercise price of the stock option grants was equal to the fair market value of the shares on the grant date. Had compensation costs been determined based on the fair value of the 2000, 1999 and 1998 stock option grants consistent with the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been reported as the following pro forma amounts:

	2000	1999	1998
Net income (loss)
As reported	$5,419	$964	$(1,053)
Pro forma	5,200	738	$(1,468)
Earnings (loss) per share –
assuming dilution
As reported	$0.38	$0.07	$(0.08)
Pro forma	$0.36	$0.05	$(0.11)

The fair value of the stock options used to calculate the pro forma net income and earnings per share amounts above is estimated using the Black-Scholes options pricing model with the following weighted average assumptions:

	2000	1999	1998
Dividend yield	0%	0%	0%
Expected volatility	30.0%	46.9%	42.5%
Risk-free interest rate	7.0%	6.5%	6.0%
Expected life	5.0	5.0	5.0

Information related to stock options at December 31 under the aforementioned stock option plans is as follows:
	2000		1999		1998
			Weighted	Weighted		Weighted
			Average	Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
Stock Options	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	1,025	$10.76	947	$10.21	653	$9.94
Granted	353	7.77	255	8.93	379	11.85
Exercised	13	3.92	151	3.76	-	-
Forfeited	153	11.66	26	12.71	85	15.55
Outstanding at end of year	1,212	9.85	1,025	10.76	947	10.21
Options exercisable at year-end	592	10.75	487	10.64	486	7.37
Weighted average fair value of options granted during the year	$3.11		$4.44		$5.48

The following table summarizes information about stock options outstanding at December 31, 2000:
	Options Outstanding			Options Exercisable
	Shares		Weighted	Shares	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at 12/31/00	Contractual	Exercise	at 12/31/00	Exercise
Prices	(000)	Life	Price	(000)	Price
$ 2.23-6.72	217	3.0 yrs	$5.99	217	$5.99
6.73-13.42	759	8.4 yrs	8.81	194	10.34
13.43-17.90	204	6.5 yrs	16.26	149	16.28
17.91-22.38	32	5.3 yrs	19.66	32	19.66

In 1998, the Company adopted a Stock Match Plan under which the Company matches, in the form of company common stock, certain eligible U.S. employee savings plan contributions.  Employees are vested in the shares immediately.  Shares issued under the Stock Match Plan were 59,748, 51,078 and 23,468 shares at a cost of approximately $498,000, $483,000 and $234,000 in 2000, 1999 and 1998, respectively.  At December 31, 2000, there were approximately 66,000 shares reserved for future issuance.

The Company has an Employee Stock Purchase Plan which allows eligible employees to purchase common shares of the Company at 85% of market price.  During 2000, 74,017 shares were issued at prices ranging from $5.84 to $7.86 per share.  During 1999, 69,209 shares were issued at prices ranging from $6.80 to $9.99 per share.  During 1998, 64,819 shares were issued at prices ranging from $7.18 to $14.08 per share.  At December 31, 2000, there were approximately 70,000 shares reserved for future issuance.

The Company had 500,000 authorized and unissued shares of preferred stock at December 31, 2000 and 1999.

10.   Income Taxes

        Income tax expense (benefit) consists of:

	Year ended December 31,
	2000	1999	1998
Current:
Federal	$1,339	$300	$213
State	133	(213)	261
Foreign	61	162	395
Deferred:
Losses and credits not usable in current year, carried forward to future years	(29)	(1,319)
Depreciation	89	(26)	298
Amortization of intangibles	298	1,635	(1,387)
Net operating loss usage	712	512	508
Allowance for doubtful accounts, start-up, warranty, inventory and other accruals	520	424	(347)
Deduction for unqualified option exercise	-	251
Other	(460)	358	34
Total provision	$2,663	$2,084	$(25)

Cash payments for income taxes were $1,344, $1,155 and $3,624 for the years ended December 31, 2000, 1999 and 1998, respectively.

When Osmonics, Inc. acquired MSI, on February 17, 1998, MSI had incurred $11,827 of tax losses, which had not yet been offset against previous or subsequent years’ taxable income of MSI.  In 1999, MSI filed a refund request that offset $8,684 of these losses against income of MSI for the years from 1988 to 1995, under the “Claim of Right” rule.  All of the taxes claimed in this refund request were received in 1999.  The remaining losses of $3,143 were carried forward, for offset against MSI income in years after the acquisition.  $1,989, $0 and $1,154 of these losses were offset against MSI income for the years of 2000, 1999 and 1998, respectively.  After the 2000 offset, there were no more remaining losses available for carryforward.

Osmonics generated a net operating loss (NOL) of $1,639 in 1999.  The entire loss was used as an offset against income generated in 1997, which resulted in a refund of $556 received in 2000.  Osmonics also generated credits in 1998 and 1999, totaling $1,224, that can be carried back and offset against taxes paid in the years 1996 through 1997.  Remaining credits can then be carried forward, and offset against taxes owed in future years.  $292 of these credits were offset against taxes paid in 2000.  The credit carryforwards that have expiration dates will expire in years ranging from the year 2003 to the year 2019.

A reconciliation of the income taxes computed at the federal statutory rate to the Company’s income tax expense is as follows:
	Year Ended December 31,
	2000	1999	1998
Taxes at federal rate (35% in 2000, 1999 and 1998)	$2,829	$1,067	$(377)
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	217	6	216
Foreign Sales Corp. benefit	(571)	(615)	(503)
Tax credits	(109)	(227)	(307)
Tax-exempt interest/dividend deduction	(55)	(100)	(123)
Effect of foreign affiliates with different tax rates or net losses	119	15	91
Nondeductibility of intangible write-offs and amortization	469	1,547	851
Other	(236)	391	127
Total provision	$2,663	$2,084	$(25)

11.   Deferred Tax Assets and Liabilities

Temporary differences which give rise to deferred tax assets and liabilities are as follows as of December 31:
	2000	1999
Current assets:
Allowance for doubtful accounts, start-up, warranty and other accruals	$3,192	$3,592
Unrealized gain on marketable securities	(408)	(1,477)
Inventory costs capitalized for tax	66	33
Net operating losses available for carryback or carryforward	1,400	2,638
Other	64	(13)
Total current deferred assets	$4,314	$4,773
Noncurrent liabilities:
Depreciation	$3,932	$3,889
Amortization of intangibles	2,165	1,981
Other	238	386
Total noncurrent deferred tax liabilities	$6,335	$6,256

12.     Sales and Segment Information

The Company designs, manufactures and markets equipment, systems and components used in the processing and handling of fluids.  In 2000, the Company changed the focus of its reporting structure from a two-segment, product-focused structure to a three-segment, market-focused structure.

The three-market-segment structure was established to provide strategic leadership within the three major market segments in which the Company conducts business.  The new structure was implemented on January 1, 2000.  Restatement of 1999 financial results under this method of reporting has been completed and is disclosed comparatively in financial reports.  Restatement of results prior to 1999 under this method of reporting has been deemed impracticable due to the costs and unavailability of certain financial information.

The Filtration and Separations segment includes products such as filter cartridges, membrane elements, membranes, instruments and laboratory products.  The Process Water segment includes products such as pumps, housings, valves, controls, reverse osmosis/ultrafiltration (RO/UF) machines, ozonators and water treatment systems used for industrial, commercial and municipal applications.  The Household Water segment includes products such as valves, controls and home reverse osmosis membranes used for the residential water purification and water softening market segments.  Each segment is currently supported by several manufacturing facilities, a sales force and various corporate functions.  The segments do not have separate accounting, administration or manufacturing functions.

The reportable segment information for 2000 and 1999 is as follows (all segment information excludes the impact of special charges in both years):
	Year Ended December 31,
	2000	1999
Sales:
Filtration and Separations	$79,977	$78,640
Process Water	80,647	71,306
Household Water	39,515	37,082
Net Sales	200,139	187,028
Gross Profit:
Filtration and Separations	27,526	30,315
Process Water	20,141	17,078
Household Water	12,489	12,062
Gross Profit	60,156	59,455
Operating Income:
Filtration and Separations	4,986	7,159
Process Water	(191)	(1,299)
Household Water	3,280	2,181
Operating Income	$8,075	$8,041

Currently, management does not report the balance sheet or any cash-generating measurements by such segments.

All operations for which geographic data is presented below are in one principal industry (design, manufacture and marketing of machines, systems, instruments and components used in the processing of fluids).

	2000	1999	1998
Sales to unaffiliated customers from:
United States	$182,324	$172,194	$165,831
Foreign operations	17,815	14,834	13,911
Transfers from (to) geographic areas:
United States	15,253	10,142	8,780
Foreign operations	(15,253)	(10,142)	(8,780)
	$200,139	$187,028	$179,742
Income (loss) from operations
before income taxes:
United States	$7,952	$2,681	$(1,926)
Foreign operations	130	367	848
	$8,082	$3,048	$(1,078)
Identifiable assets:
United States	$178,820	$185,338	$185,814
Foreign operations	9,872	9,028	8,235
	$188,692	$194,366	$194,049

           NOTE:  Transfers are made at fair market value.

Sales by United States operations to unaffiliated customers in foreign geographic areas are as follows:

	Year Ended December 31,
	2000	1999	1998
Asia/Pacific	$22,653	$17,953	$15,967
Euro/Africa	14,771	18,437	17,710
Americas	15,297	10,491	11,227
	$52,721	$46,881	$44,904

        Total international sales for the Company were as follows:

	Year Ended December 31,
	2000	1999	1998
International sales	$70,536	$61,715	$58,815
% of sales	35.2%	33.0%	32.7%

13.   Commitments and Contingencies

Operating Leases - The Company leases facilities for sales, service, or manufacturing purposes in Iowa, Massachusetts, New Jersey, Washington and Wisconsin in the United States, as well as in China, Germany, Hong Kong, Japan, Singapore, Switzerland and Thailand.

Future minimum lease payments on all operating leases of $4,710 are payable as follows:  2001 - $1,475; 2002 - $1,322; 2003 - $1,021; 2004 - $507; 2005 - $243 and beyond 2005 - $142.  Rent expense for the three years ended December 31 was:  2000 - $1,942; 1999 - $2,316; and 1998 - $1,794.

The Company is involved in certain legal actions arising in the ordinary course of business.  In the opinion of management, based on the advice of legal counsel, such litigation and claims will be resolved without a material effect on the Company’s financial position or results of operations.

14.   Employee Benefit Plan

The Company has a noncontributory discretionary profit sharing plan covering certain employees meeting age and length of service requirements.  The Company contributes annually to the plan an amount established at the discretion of the Board of Directors.

Total expense recognized by the Company under this plan amounted to $300, $284 and $687 in 2000, 1999 and 1998, respectively.

15.   Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share from operations.
	2000	1999	1998
Earnings (loss) per share - basic
Income (loss) from operations available to common stockholders	$5,419	$964	$(1,053)
Weighted average shares outstanding	14,329	14,162	13,976
Income (loss) from operations per share – basic	$0.38	$0.07	$(0.08)

Earnings (loss) per share – assuming dilution
Income (loss) from operations available to common stockholders	$5,419	$964	$(1,053)
Weighted average shares outstanding	14,329	14,162	13,976
Dilutive impact of stock options outstanding	75	90	-
Weighted average shares and potential dilutive shares outstanding	14,404	14,252	13,976
Income (loss) from operations per share – assuming dilution	$0.38	$0.07	$(0.08)

Additionally, options to purchase 625,000 shares of common stock at a range of $8.56 to $22.38 were outstanding during 2000 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common share.Sales by United States operations to unaffiliated customers in foreign geographic areas are as follows:

16.   Special Charges

Special charges included a $250 recovery of 1999 special charge inventory accruals primarily due to gains recognized on the sale of inventory at the Company’s Rockland, Massachusetts manufacturing facility, which reduced cost of goods sold.  The special charge of $250 related to workforce reduction severance costs.  Workforce reductions of 75 employees with expected severance/outplacement costs of $250 related to the first quarter 2000 restructuring of several corporate functions and the planned third quarter 2000 closure of the Company’s Phoenix, Arizona facility.

Special charge expenditures in 2000 were $329 for workforce reductions.  The remaining negative accrual balance of $79 was offset by a like amount of overage in the 1999 special charge accruals.

In 1999, the Company recorded net special charges of $3,610 ($3,569 net-of-tax or $0.25 per share assuming dilution).  Charges included a $3,500 asset impairment charge for non-deductible goodwill associated with the acquisition of AquaMatic, Inc. in 1997, a $1,035 charge to cost of sales for inventory related to plant closings and a $1,233 charge to operating expense for corporate restructuring and consolidation of operations.  Operating expense recoveries included a $1,943 gain on the sale of operations and $215 recovery on second quarter 1998 special charges.

Asset impairment charges of $3,500 relate to the AquaMatic products purchased in 1997 by the Company (see Note 2).  The impairment charge was based on the 1999 operating results and the estimated discounted future cash flows of the products.

Inventory charges of $1,035 represent the net book value of inventory at two manufacturing locations that will not be utilized in ongoing production of the Company’s products or be recovered through other methods of disposal.

Corporate restructuring and consolidation of operations costs of $1,233 primarily include facility closing/consolidation, asset write-downs and workforce reduction severance costs.  Facility-related costs relate to closing two manufacturing facilities and relocating certain manufacturing-related activities to other existing locations.  Certain manufacturing efforts will be exited as a result of the facility closures.  Discontinuance and relocation of such manufacturing has risks associated with potential production interruptions; however, management’s current assessment is that these risks can be effectively managed to minimize impact to sales.

Workforce reductions of 30 employees with expected severance/outplacement costs of $75 related to the December 31, 1999 closure of the Company’s Rockland, Massachusetts facility were included in the 1999 special charge.  Workforce reductions of 50 employees with expected severance/outplacement costs of $200 related to the planned third quarter 2000 closure of the Company’s Phoenix, Arizona facility were not included in the 1999 special charge since the plan was not announced to the employees at December 31, 1999.

Special charge expenditures in 1999 were $850 for inventory costs, $164 for workforce reductions and $830 for facility closing/consolidation costs in 2000.  In 2000, $79 of the 1999 special charge accrual was used to offset the 2000 special charges accrual shortfall.  The remaining accrual balance of $160 relates to the anticipated January 2001 costs to exit the Company’s Rockland, Massachusetts manufacturing facility.

In 1998, the Company recorded special charges of $9,988 ($7,569 net-of-tax or $0.54 per share assuming dilution).  Charges include a $6,222 charge to operating expense for in-process research and development (Note 2) related to the acquisitions of Micron Separations, Inc. ($1,902) and Membrex Corp. ($4,320) and a $2,000 charge to cost of sales for slow moving inventory.  The special charges also included operating expense charges of $875 for corporate restructuring and consolidation of operations, and $891 for re-engineering costs and write-downs of assets in connection with the Company’s implementation of a new information system.

Corporate restructuring and consolidation of operations costs of $875 primarily include workforce reduction severance and facility closing/consolidation costs.  Employment of 1,559 at June 30, 1998 was reduced to 1,360 at December 31, 1998.  Facility-related costs relate to closing three manufacturing facilities and relocating manufacturing-related activities to other existing locations. Expenditures were $300 for workforce reductions and $110 for facility closing/consolidation costs in 1999.  In 1999, the remaining balance of $215 related to the 1998 corporate restructuring special charge was recovered into operating expense.

INDEPENDENT AUDITORS' REPORT

Osmonics, Inc. Board of Directors and Shareholders
 Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Osmonicis, Inc. and Subsidiaries (the Company) as of
December 31, 2000 and 1999 and the related consolidated
statements of operations, changes in shareholders' equity,
and cash flows for each of the three years in the period
ended December 31, 2000.  These financial statements are the responsibility of the Company's management.  Our
responsibility is to express an opinion on the financial
statements based on our audits.

We conducted our audits in accordance with auditing standards
Generally accepted in the United States of America.  Those
standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are
free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial
statement presentation.  We believe that our audits provide
a reasonable basis for our opinion.

In our opinion, the consolidated financial statements
referred to above present fairly, in all material respects,
the financial position of the Company at
December 31, 2000 and 1999 and the results of its
operations and its cash flows for each of the three years
in the period ended December 31, 2000, in conformity with
accounting principles generally accepted in the United
States of America.

Deloitte and Touche LLP

Minneapolis, Minnesota
February 23, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS

(Dollars in thousands, except share data)

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in this report.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of net sales for the periods indicated.

	Years Ended December 31,			Increase (Decrease)
				2000 vs	1999 vs
	2000	1999	1998	1999	1998
Net sales	100.0%	100.0%	100.0%	7.0%	4.1%
Cost of goods sold	69.8	68.8	64.9	8.7	10.3
Gross profit	30.2	31.2	35.1	3.4	(5.8)
Selling, general and administrative	22.2	23.3	24.3	1.1	0.5
Research, development and engineering	3.9	4.1	5.5	2.5	(22.4)
Special charges	0.1	1.4	4.4	(90.3)	(67.8)
Operating profit	4.0	2.4	0.9	82.2	219.1
Other income (expense)	-	(0.7)	(1.5)	100.5	50.4
Income taxes	1.3	1.2	-	27.8	N/A
Net income (loss)	2.7	0.5	(0.6)	462.1	289.8

Comparison of Years Ended December 31, 2000 and December 31, 1999

Net Sales for 2000 increased $13,111 or 7.0% to $200,139 as compared to net sales of $187,028 for 1999.  The 2000 sales increase was primarily the result of renewed organic sales growth of 6%.  Sales in 2000 benefited from the full year impact of ZyzaTech ($6,500), acquired in third quarter 1999, and were negatively impacted by product lines that were exited as a result of closing certain manufacturing facilities ($4,900).  Sales in 2000 increased in all segments of the Company.  Internationally, 2000 sales improved $4,700 (26%) to customers in Asia/Pacific and $4,806 (46%) to customers in the Americas.  The deterioration of the euro in comparison to the U.S. dollar negatively impacted Year 2000 sales by approximately $580K or 0.3%.

Gross Profit for 2000 increased $1,986 or 3.4% to $60,406 as compared to $58,420 in 1999.  As a percentage of net sales, gross profit decreased to 30.2% from 31.2% in 1999.  2000 gross profit includes $250 (0.1% of net sales) of a special inventory recovery related to a plant closing recorded in the first quarter 2000.  1999 gross profit includes $1,035 (0.6% of net sales) of special inventory charges related to plant closings.  The decrease in gross profit percentage is primarily due to lower utilization and production issues at certain manufacturing facilities.  To reduce excess manufacturing capacity and costs in order to improve gross margins, one facility (Rockland, Massachusetts) was closed on December 31, 1999, another (Denver, Colorado) was closed in September 2000 and another facility (Phoenix, Arizona) was closed in October 2000.

The Company relocated certain production capabilities throughout the year as it continues in its efforts to focus its factories and eliminate duplicate capabilities and the associated cost and overhead structures.  Five such relocations were completed during 2000.  One-time costs of physically moving the manufacturing efforts and near-term inefficiencies inherent with such changes negatively impacted margins of the Company during the year.

In the process of relocating production capabilities, the Company was unable to achieve its expected scrap reduction targets.  The Company experienced increasing raw material and energy costs in 2000 and was unable to offset with price increases.  Specifically, surcharges on stainless steel and increased polypropylene costs were the largest raw material impacts.  While energy costs increased throughout the Company, the increases were more substantial at the Company’s Vista, California facility.  Should the energy costs in 2001 remain at levels experienced in California during the second half of 2000, the Company anticipates approximately $600 of additional costs that it may not be able to pass on to its customers.  The reduction of manufacturing scrap and the improvement in raw material sourcing remain continuing priorities in Year 2001.

The deterioration of the euro in comparison to the U.S. dollar negatively impacted Year 2000 gross margin by approximately $580K or 0.3%.

Selling, General and Administrative Expenses increased $475 or 1.1% to $44,195 in 2000 as compared to $43,720 in 1999.  As a percentage of sales, SG&A decreased from 23.3% to 22.2% in 2000.  The 2000 increase is attributed to the acquisition of ZyzaTech Water Systems in July 1999 and offset by expense control efforts of the Company.  The Company has attempted to manage expenses through various efforts to restructure the Company, improve the utilization of the Company’s ERP system and rationalize the products sold and the markets served by the Company.

The Company continues to centralize its sales efforts within business segments to focus responsibility for customer relationships.  The Company has increased its efforts to better understand its customers’ requirements and believes it has made progress toward improving performance and service levels to meet those requirements.

Research, Development and Engineering Expenses increased $192 or 2.5% to $7,886 in 2000, compared to $7,694 in 1999.  As a percentage of sales, the R&D expenses were 3.9% and 4.1% in 2000 and 1999, respectively.  The decrease in percent of sales is the result of the Company continuing to focus its R&D efforts to eliminate duplication, to concentrate on new product development and improve timeliness to market.  The Company believes the current level of funding is adequate to support its product development priorities.

Special Charges (Recovery) were recorded in the first quarter of 2000 that netted to zero.  Special charges included a $250 recovery of inventory accruals primarily due to gains recognized on the sale of inventory at the Company’s Rockland, Massachusetts manufacturing facility.  The special charges also included $250 of workforce reduction severance costs related to the first quarter 2000 restructuring of several corporate functions.  The special charges (recovery) are summarized below:

Corporate restructuring	$250
Special inventory recovery related to plant closings	(250)
Gross special charges (recovery)	$-
Less special inventory recovery – in COS	(250)
Special charge in Operating Expense	$250

Other Expense decreased $1,390 to income of $7 in 2000, compared to expense of $1,383 in 1999.  The 2000 change is primarily the result of gains on the sale of investment securities of $3,788 in 2000 compared to $2,371 in 1999.  Net interest expense increased $499 to $3,940 in 2000 compared to $3,441 in 1999.  This resulted from a $215 decrease in interest income during 2000 resulting from the liquidation of marketable securities in 2000.  Also, 2000 interest expense increased $284 as interest rate increases negatively impacted the reduced average debt carrying balance of the Company.

Income Taxes increased $579 to $2,663 in 2000 compared to $2,084 in 1999.  The effective tax rate for the year ended December 31, 2000 was 32.9% compared to 31.8% for the same period in 1999.  The 1999 effective tax rate was computed after excluding the non-deductible $3,500 goodwill asset impairment special charge related to AquaMatic products.

Net Income increased $4,455 to $5,419 ($0.38 per diluted share) in 2000, compared to $964 ($0.07 per diluted share) in 1999.  Net income in 1999 was negatively impacted by special charges.  Without the special charges, 1999 net income would have been $4,533 ($0.32 per diluted share).

Comparison of Years Ended December 31, 1999 and December 31, 1998

Net Sales for 1999 increased $7,286 or 4.1% to $187,028 as compared to net sales of $179,742 for 1998.  The 1999 sales increase was primarily attributed to the third quarter 1999 acquisition of ZyzaTech Water Systems and the full year impact of the 1998 MSI and Membrex acquisitions.  Existing business sales were down $3,053 in 1999 due to decreases in capital equipment sales, components sold to OEM customers, sales of certain consumable products impacted by availability of product and the sale of certain product lines.  Overall, 1999 sales improved $3,009 (19%) to customers in Asia/Pacific, while sales decreased $1,138 (4%) to customers in Euro/Africa.

Gross Profit decreased $4,681 or 7.4% to $58,420 as compared to $63,101 in 1998.  As a percentage of net sales, gross profit decreased to 31.2% from 35.1% in 1998.  1999 gross profit includes $1,035 (0.6% of net sales) of special inventory charges related to plant closings.  The decrease in gross profit is primarily due to lower utilization and production issues at certain manufacturing facilities.  To reduce excess manufacturing capacity, reduce costs and improve gross margins, one facility was closed on December 31, 1999 and another location was closed in October 2000.  The Company is relocating certain production and product capabilities in efforts to focus its factories and eliminate duplicate capabilities and the associated cost and overhead structures.  The reduction of manufacturing scrap and the improvement of raw material sourcing have been identified as major priorities in Year 2000.

Selling, General and Administrative Expenses increased $233 or 0.5% to $43,720 in 1999 as compared to $43,487 in 1998.  As a percentage of sales, SG&A expenses decreased to 23.3% from 24.3% in 1998.  The 1999 increase is attributed to the acquisition of ZyzaTech Water Systems in July 1999 and offset by expense control efforts of the Company.

The Company’s marketing priority is to get its products into distribution as soon as possible.  The Company continues to centralize its sales groups to focus responsibility for customer relationships.  In addition, the Company has invested in customer satisfaction initiatives and surveys during the year to identify areas where the Company can improve performance and service levels to better serve and meet our customers’ requirements.  The Company believes that these actions have enhanced customer service and will increase market penetration in the future; however, in 1999 no significant sales benefit was achieved.

Research, Development and Engineering Expenses decreased $2,219 or 22.4% to $7,694 in 1999, compared to $9,913 in 1998.  As a percentage of sales, the R&D expenses decreased to 4.1% from 5.5% in 1998.  The Company has continued to centralize and rationalize its R&D efforts to eliminate duplication of efforts.  The Company believes the current level of funding is adequate to support its product development priorities.

Special Charges of $3,610 ($3,569 net-of-tax or $0.25 per diluted share) were recorded in the second half of 1999.  Charges included a $3,500 asset impairment charge for goodwill associated with the acquisition of AquaMatic, Inc. in 1997, a $1,035 charge to cost of sales for inventory related to plant closings and a $1,233 charge to operating expense for corporate restructuring and consolidation of operations.  Operating expense recoveries included a $1,943 gain on the sale of operations and $215 recovery on second quarter 1998 special charges.  The special charges are summarized below:

Asset impairment – goodwill	$3,500
Inventory charge related to plant closings	1,035
Corporate restructuring	1,233
Gain on sale of operations	(1,943)
Recovery on second quarter 1998 special charge	(215)
Gross special charge	$3,610
Less inventory charge – in COS	1,035
Special charge in Operating Expense	$2,575

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

Liquidity and Capital Resources

At December 31, 2000, the Company had cash and marketable securities of $1,910 as compared to $15,814 at December 31, 1999.  The decrease in cash and marketable securities was primarily the result of the Company liquidating $14,029 of its marketable securities portfolio during 2000.

Cash provided by operations was $2,395, $20,089 and $8,102 for the years ended December 31, 2000, 1999 and 1998, respectively.  The decrease in cash provided by operating activities during 2000 was principally due to the Company’s decision to strategically build inventory levels of high volume items to better serve its customers.  The combination of Year 2000 increase of $8,158 and a 1999 decrease of $5,372 resulted in total cash flow from operations impact change of $13,530.  The increase in cash provided by operating activities during 1999 was principally due to improved management of current liability balances of the Company, the receipt of tax refunds and the timing of tax payments.

Capital expenditures for the years ended December 31, 2000, 1999 and 1998 were $7,058, $8,323 and $7,808, respectively.  Depreciation for the same time periods was $7,300, $6,632 and $6,290, respectively.  The Company anticipates increasing its investment in capital assets in 2001.

In the first quarter of 2000, the Company entered into a loan agreement amendment that reduced the Company’s unsecured revolving line of credit to $30,000 from $35,000.  In the second quarter 2000, the Company negotiated the release of collateral arrangements with its lenders associated with $10,000 of its marketable securities portfolio.  As a result, the Company liquidated that portion of its marketable securities portfolio and used the proceeds to reduce aggregate debt levels, fund current operations and enter into a loan agreement amendment that reduced the Company’s unsecured revolving line of credit to $24,000 from $30,000.  At December 31, 2000, the Company had $9,000 available under the revolving line of credit, compared to $16,500 as of December 31, 1999.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities.  It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value.  The accounting for changes in the fair value of derivatives depends on their intended use and designation.  Management has reviewed the requirements of SFAS No. 133 and has determined that they have embedded derivatives.  All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales.  The Company’s policy is to not enter into contracts containing derivatives with terms that cannot be designated as normal purchases or sales.

The Company adopted Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” which provides guidance on revenue recognition.  The Company’s adoption of the bulletin had no effect on the financial position or results of operations.

The Company adopted EITF 00-10 “Accounting for Shipping and Handling Fees and Costs” issued by the Emerging Issues Task Force in 2000.  Comparative financial statements for prior periods have been reclassified to comply with the classification guidelines.  The freight amounts reclassified from cost of sales into revenues were $3,104, $2,357 and $1,923 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company’s operating cash requirements consist principally of working capital requirements, capital expenditures and scheduled payments of principal on outstanding indebtedness.  The Company believes that its cash and marketable securities, cash flow from operating activities and borrowings under its bank facility will be adequate to meet the Company’s liquidity and capital investment requirements in the foreseeable future.

Review of Industry Segments

As discussed in Note 12 to the consolidated financial statements, in 2000 the Company changed the focus of its reporting structure from a two-segment, product-focused structure to a three-segment, market-focused structure.  Certain financial results for the 12 months ended December 31, 2000 and 1999 are presented below as a percentage of net sales by segment (all segment information excludes the impact of special charges in both years):

	Year Ended
	December 31,
			Increase
	2000	1999	(Decrease)
Filtration and Separations
Sales	100.0%	100.0%	1.7%
Gross Profit	34.4	38.5	(9.2)
Operating Income	6.2	9.1	(30.4)
Process Water
Sales	100.0%	100.0%	13.1%
Gross Profit	25.0	24.0	17.9
Operating Income	(0.2)	(1.8)	(85.3)
Household Water
Sales	100.0%	100.0%	6.6%
Gross Profit	31.6	32.5	3.5
Operating Income	8.3	5.9	50.4

Sales to unaffiliated customers in foreign geographic areas are as follows:

		% of		% of		% of
		Total		Total		Total
	2000	Sales	1999	Sales	1998	Sales
Asia/Pacific	$22,653	11.3	$17,953	9.6	$15,967	8.9
Euro/Africa	32,586	16.3	33,271	17.8	31,621	17.6
Americas	15,297	7.6	10,491	5.6	11,227	6.2
Total International Sales	$70,536	35.2	$61,715	33.0	$58,815	32.7

All three segments experienced internal sales growth in the year ended December 31, 2000 compared to the same period in 1999.  Process Water Treatment segment sales growth in 2000 was primarily the result of sales from ZyzaTech ($6,500) acquired on July 1, 1999.

The gross margin and operating income percentage declines in Filtration and Separations in 2000 compared to 1999 were primarily related to production issues and lower production levels which resulted in unabsorbed overhead at certain manufacturing locations.  In addition, an unfavorable sales mix contributed to the reduced margins.

The gross margin and operating income percentage improvements in Process Water in 2000 compared to 1999 were principally the result of improved gross profits on engineered systems and products.  Offsetting the improvements were over $400 of one-time move expenses related to the relocation of certain manufacturing activities in 2000.  Operating expenses decreased as a percent of sales; however, they increased $1,955 or 10.6% in 2000 compared to 1999 primarily related to the full year impact of the July 1999 acquisition of ZyzaTech Water Systems.  The remaining increase was the result of the segment reinvesting in sales and marketing resources in an effort to utilize remaining surplus manufacturing capacity.

The gross margin percentage decline in Household Water in 2000 compared to 1999 was principally related to production issues that included increased manufacturing scrap and variances at a certain manufacturing location.  Offsetting this decline was a reduction in operating expenses of $672 or 6.8% in 2000.  This decrease, related entirely to increased focus of R&D efforts and related expenditures, helped drive operating income percentage improvements in 2000 compared to 1999.

Currently, management does not report the balance sheet or any cash-generating measurements by such segments.

Bankruptcy of Major Customer

The Company has $14,200 of goodwill recorded as of December 31, 2000 associated with the second quarter 1998 acquisition of Membrex Corp. (Membrex).  Safety Kleen (SK), the principal customer for the Membrex products, filed for Chapter 11 bankruptcy in June of 2000.  As a result, second, third and fourth quarter 2000 sales to SK of $700, $750 and $264, respectively, were substantially below first quarter 2000 sales of $2,100.  SK has continued to order product and parts at reduced levels to support its installed base.  Future sales levels are uncertain and could be minimal.

Inventory related to the Membrex products for SK was $1,700 while net receivables from SK were current at December 31, 2000.  The Company is monitoring the Chapter 11 bankruptcy proceedings to determine any further financial impact to the Company.

The Company has a contract with SK that provides some exclusivity to SK for certain Membrex products.  This contract is contingent on both companies meeting certain service, production and sales levels.  The exclusivity provisions are conditioned on certain minimum purchase requirements by SK.  The Company anticipates that the exclusivity provisions of the contract will expire in the third quarter of 2001 due to the anticipated failure of SK to buy the required minimum amount of products and has begun discussions with SK to renegotiate the contract based on the current situation.

The Company has determined that two-thirds ($9,500) of the Membrex goodwill is associated with the SK products.  The Company has concluded there was no impairment of goodwill at December 31, 2000.  In its analysis, Management used a discounted cash flow model in accordance with current accounting guidelines, a detailed five-year sales plan and anticipated an ongoing business relationship with SK while it proceeds through and comes out of bankruptcy.  This ongoing business relationship assumes that SK will continue to purchase replacement membrane for existing product installations at the rate of two or three replacements per year per installation.

In the event that SK does not survive bankruptcy, Management believes it will be capable of selling and marketing these products through other sales channels in a manner that will support the goodwill value.  The Company is investigating alternative approaches to market as allowed by the contract for these products.  Additionally, the Company is continuing to investigate new applications for the technology acquired from Membrex.  The Company believes the patented technology associated with Membrex brings a cost-effective solution to hazardous waste disposal, which could become a required environmental standard.

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act provides a “safe harbor” for forward-looking statements.  Certain information included in this Annual Report and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) contains statements that are forward-looking.  Such statements may relate to plans for future expansion and market penetration, sales, business development activities, capital spending, financing, product reorganizations, plant rationalizations, scrap reductions, contract negotiations, or the effects of regulation and competition.  Such information involves important risks and uncertainties that could significantly affect results in the future.  Such results may differ from those expressed in any forward-looking statements made by the Company.  These risks and uncertainties include, but are not limited to, those relating to product development, computer systems development, dependence on existing management, global economic and market conditions and changes in federal or state laws.