Form 10-Q
period 2001-03-31
OSMONICS INC
filed 2001-05-10
CIK 75049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10–Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2001
OR
☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission File No. 1-12714
OSMONICS, INC
(Exact name of registrant as specified in its charter)

Minnesota	41–0955759
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

5951 Clearwater Drive, Minnetonka, MN	55343
(Address of principal executive offices)	(Zip Code)

(952) 933–2277
(Registrant's telephone number, including area code)

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

Yes ☒   No ☐

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  At April 30, 2001, 14,451,019 shares of the issuer's Common Stock, $0.01 par value, were outstanding.

OSMONICS, INC.

INDEX

PART I.  FINANCIAL INFORMATION

   ITEM I.  FINANCIAL STATEMENTS

      Consolidated Statements of Income - For the Three Months Ended March 31, 2001 and 2000

      Consolidated Balance Sheets - March 31, 2001 and December 31, 2000

      Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2001 and 2000

      Notes to Consolidated Financial Statements

   ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

ITEM I – FINANCIAL STATEMENTS

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)

(UNAUDITED)

	Three Months Ended March 31,
	2001	2000

Sales	$53,302	$51,095

Cost of sales	35,604	34,811
Gross profit	17,698	16,284

Less:

Selling, general and administrative	11,409	11,573

Research, development and engineering	1,829	2,096

Special charges	-	250
Income from operations	4,460	2,365

Other income (expense)	(259)	47
Income before income taxes	4,201	2,412

Income taxes	1,470	820
Net income	$2,731	$1,592
Earnings per share
Net Income - basic	$0.19	$0.11
Net Income - assuming dilution	$0.19	$0.11

Average shares outstanding
Basic	14,419	14,273
Assuming dilution	14,465	14,333

OSMONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

(UNAUDITED)

	March 31, 2001	December 31, 2000
ASSETS
Current assets
Cash and cash equivalents	$556	$21
Marketable securities	172	1,889
Trade accounts receivable, net of allowance for doubtful accounts of $866 in 2001, and $1,008 in 2000	37,510	37,092
Inventories	32,879	32,758
Deferred tax assets	4,554	4,314
Other current assets	3,630	2,487
Total current assets	79,301	78,561
Property and equipment, at cost
Land and land improvements	5,056	5,056
Building	30,237	30,283
Machinery and equipment	78,048	76,943
	113,341	112,282
Less accumulated depreciation	(56,927)	(55,381)
	56,414	56,901
Other assets	52,577	53,230
Total assets	$188,292	$188,692
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,239	$15,262
Notes payable and current portion of long-term debt	18,986	19,759
Other accrued liabilities	15,369	13,784
Total current liabilities	46,594	48,805
Long–term debt	24,069	24,603
Other liabilities	2	4
Deferred income taxes	6,335	6,335
Shareholders' equity
Common stock, $0.01 par value
Authorized -- 50,000,000 shares
Issued -- 2001: 14,441,390 and 2000: 14,408,634 shares	144	144
Preferred stock: Authorized - 500,000 shares; outstanding - none	-	-
Capital in excess of par value	23,910	23,818
Retained earnings	88,325	85,458
Other comprehensive income	(1,087)	(475)
Total shareholders’ equity	111,292	108,945
Total liabilities and shareholders' equity	$188,292	$188,692

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2001	2000
Cash flows from operations:
Net income	$2,731	$1,592
Non–cash items included in net income:
Depreciation and amortization	2,533	2,466
Deferred income taxes	(29)	50
Gain on sale of investments	(972)	(946)
Changes in assets and liabilities:
Accounts receivable	(136)	(4,717)
Inventories	(121)	(1,951)
Other current assets	(1,718)	(507)
Accounts payable and other liabilities	(1,440)	1,109
Net cash provided by (used in) operations	848	(2,904)
Cash flows from investing activities:
Purchase of investments	-	(959)
Sale of investments	2,088	2,059
Purchase of property and equipment	(1,721)	(1,386)
Sales of property and equipment	6	94
Other	615	31
Cash provided by (used in) investing activities	988	(161)
Cash flows from financing activities:
Payments on long term debt and other	(557)	3,500
Increase (decrease) in line of credit	(750)	(163)
Issuance of common stock	228	316
Net cash (used in) provided by financing activities	(1,079)	3,653
Effect of exchange rate changes on cash	(222)	(182)
Increase in cash and cash equivalents	535	406
Cash and cash equivalents - beginning of year	21	1,807
Cash and cash equivalents - end of quarter	$556	$2,213

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

The Company has the following components of comprehensive income:

	1st Qtr. 2001	1st Qtr. 2000
Net income	$2,731	$1,592
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(222)	(182)
Unrealized gains / (losses) on securities	(390)	177
Other comprehensive income (loss), net of tax	(612)	(5)
Comprehensive income	$2,119	$1,587

The Company has $14,050 of goodwill recorded as of March 31, 2001 associated with the 1998 acquisition of Membrex Corp. (Membrex).  Safety Kleen (SK), the principal customer for the Membrex products, filed for Chapter 11 bankruptcy in June of 2000.  As a result, first quarter 2001 sales to SK of $400 were substantially below first quarter 2000 sales of $2,100.  SK has continued to order product and parts at reduced levels to support its installed base.  Future sales levels are uncertain and could be minimal.

The Company has a contract with SK that provides some exclusivity to SK for certain Membrex products.  The Company anticipates that the exclusivity provisions of the contract will expire in the third quarter of 2001 due to anticipated failure of SK to buy the required minimum amount of products and continues discussions with SK to renegotiate the contract based on the current situation.

The Company has determined that two-thirds ($9,400) of the Membrex goodwill is associated with the SK products.  Business activity in the first quarter of 2001 approximated the financial forecasts used to support the goodwill balance at December 31, 2001; therefore, the Company has concluded there was no impairment of goodwill at March 31, 2001.

Inventory related to the Membrex products for SK was $1,700 while net receivables from SK were current at March 31, 2001.  The Company is monitoring the Chapter 11 bankruptcy proceedings to determine any further financial impact to the Company.

Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full year 2001.

These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report to shareholders and Form 10-K for the year ended December 31, 2000.

ITEM II	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except share data)

As an aid to understanding the Company’s operating results, the following table shows the percentage of sales that each income statement item represents for the three months ended March 31, 2001 and 2000, respectively.

	Percent of Sales
	Three Months Ended March 31,
	2001	2000
Sales	100.0%	100.0%
Cost of sales	66.8	68.1
Gross profit	33.2	31.9

Selling, general and administrative	21.4	22.6
Research, development and engineering	3.4	4.1
Special charges	0.0	0.5
Operating expenses	24.8	27.2

Income from operations	8.4	4.6
Other income (expense)	(0.5)	0.1
Income from continuing operations before income taxes	7.9	4.7
Income taxes	2.8	1.6
Net income	5.1%	3.1%

SALES

Sales for the first quarter ended March 31, 2001 of $53,302 increased 4.3% from sales for the first quarter of 2000.  The first quarter 2001 Filtration & Separations, Process Water and Household Water segment sales were 42%, 41% and 17% of total sales, respectively.  The first quarter 2001 sales increase is attributed to internal growth of existing product offerings.  Globally, the Americas market grew as a percentage of total Osmonics sales in the first quarter of 2001, while the Asia/Pacific market dropped slightly.

GROSS MARGIN

Gross margin for the first quarter of 2001 was 33.2% versus 31.9% for the corresponding period in 2000.  The increase in gross margins is primarily due to increased sales within the Filtration and Separations segment which carry higher margins and reduced overhead costs resulting from the company wide Year 2000 restructuring, plant closures and cost reduction efforts.

Energy costs in California during the first quarter of 2001 were approximately 32% above the levels experienced during the second half of 2000.  Management believes that due to product demand the Company has been able to pass the additional costs onto its customers in the first quarter of 2001; however, there is no assurance that this will continue.

Raw material costs in the first quarter 2001 remained comparable to costs incurred during Year 2000.

OPERATING EXPENSES

Operating expenses decreased to 24.8% of sales in the first quarter of 2001 from 27.2% in the first quarter of 2000.  The 2001 decrease is primarily attributed to the Year 2000 restructurings and continued consolidation of administrative services.  First quarter 2000 also contained special charges of 0.5% (see Special Charges discussion).

SPECIAL CHARGES (RECOVERY)

In the first quarter of 2001, the Company recorded no special charges.  In first quarter 2000, the Company recorded special charges and recoveries that netted to zero. Special charges included a $250 recovery of inventory accruals primarily due to gains recognized on the sale of inventory at the Company’s Rockland, Massachusetts manufacturing facility.  The special charges also included $250 of workforce reduction severance costs related to the first quarter 2000 restructuring of several corporate functions.  The special charges (recovery) are summarized below:

Corporate restructuring	$250
Special inventory recovery related to plant closings	(250)
Gross special charges (recovery)	$-
Less special inventory recovery – in COS	(250)
Special charge in operating expense	$250

OTHER INCOME (EXPENSE)

Other expense increased by $306 in the first three months of 2001 versus the same period for 2000. Translation loss, primarily from converting net assets of a foreign subsidiary to US dollars, increased $460 to $463 in the first quarter 2001 from $3 in the first quarter 2000.  The Company recognized pretax gains on the sale of securities of $972 and $946 in the first quarter of 2001 and 2000, respectively.  Net interest expense decreased $159 to $761 in the first quarter of 2001 from $920 in the first quarter of 2000.

INCOME TAXES

The effective tax rate for the three months ended March 31, 2001 was 35.0% based on the forecast for the full year.  This rate is comparable to 34.0% in the same period of 2000.

NET INCOME

Net income for the quarter ended March 31, 2001 was $2,731 versus $1,592 for the quarter ended March 31, 2000.  Net income per diluted share for the quarter was $0.19 versus $0.11 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had cash, cash equivalents and marketable securities of $728 versus $1,910 at December 31, 2000.  The current ratio at March 31, 2001 was 1.7 versus 1.6 at year end 2000.

The Company’s long-term and current debt decreased $1,307 from $44,362 at December 31, 2000 to $43,055 at March 31, 2001. The Company’s borrowings outstanding against its $24,000 revolving line of credit decreased to $14,250 as of March 31, 2001 compared to $15,000 as of December 31, 2000.

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

The Filtration and Separations segment includes products such as filter cartridges, membrane elements, membranes, instruments and laboratory products. The Process Water segment includes products such as pumps, housings, valves, controls, reverse osmosis/ultrafiltration (RO/UF) machines, ozonators and water treatment systems used for industrial, commercial and municipal applications. The Household Water segment includes products such as valves, controls and home reverse osmosis membranes and filters used for the residential water purification and water softening market segments. Each segment is currently supported by several manufacturing facilities, a sales force and various corporate functions. The segments do not have separate accounting, administration or research and development functions.

The reportable segment information for the first quarter of 2001 and 2000 is as follows (all segment information excludes the impact of special charges in 2000):

	First Quarter Ended March 31,
	2001	2000
Sales:
Filtration and Separations	$22,099	$21,326
Process Water	22,006	19,579
Household Water	9,197	10,190
Net Sales	53,302	51,095
Gross Profit:
Filtration and Separations	8,896	7,565
Process Water	5,944	5,154
Household Water	2,858	3,315
Gross Profit	17,698	16,034
Operating Income:
Filtration and Separations	3,422	1,491
Process Water	727	(68)
Household Water	311	942
Operating Income	$4,460	$2,365

Net sales in the Filtration and Separations and Process Water segments increased in the first quarter ended March 31, 2001 compared to the same quarter in 2000. Filtration and Separations and Process Water segments sales growth was organic.  Net sales in the Household Water segment decreased in the first quarter ended March 31, 2001, compared to the same quarter in 2000.  Management believes this decrease was the result of the continued consumer led economic slowdown.

Gross profit margins and operating income in the Filtration and Separations and Process Water segments were higher in the first quarter 2001 than the same quarter in 2000.  This was primarily related to increased sales volume, improved utilization of manufacturing capacity, and cost reductions resulting from the Year 2000 restructuring and plant closures.

Gross profit margins and operating income in the Household Water segment were lower in the first quarter 2001 than the same quarter in 2000.  This was primarily related to lower utilization of manufacturing capacity as a result of reduced sales.

Management does not report the balance sheet or any cash-generating measurements by such segments.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act provides a “safe harbor” for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) contains statements that are forward looking.  Such statements may relate to plans for future expansion and acquisitions, business development activities, capital spending, operating expenses, financing, or the effects of regulation and competition.  Such information involves important risks and uncertainties that could significantly affect results in the future.  Such results may differ from those expressed in any forward-looking statements made by the Company.  These risks and uncertainties include, but are not limited to, those relating to product development, computer systems development, dependence on existing management, global economic and market conditions and changes in federal or state laws.  Investors are referred to the discussion of certain risks and uncertainties associated with forward looking statements contained in the Company’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

OSMONICS, INC.

PART II

OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  During the quarter ended March 31, 2001 the Registrant did not file a Form 8-K report.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 10, 2001

OSMONICS, INC.
(Registrant)
/s/ Keith B. Robinson
Keith B. Robinson
Chief Financial Officer

/s/ D. Dean Spatz
D. Dean Spatz
Chief Executive Officer