Form 10-Q
period 2001-06-30
OSMONICS INC
filed 2001-08-10
CIK 75049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10–Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File No.  1-12714

OSMONICS, INC

(Exact name of registrant as specified in its charter)

Minnesota	41–0955759

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

5951 Clearwater Drive, Minnetonka, MN	55343

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(952) 933–2277

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

Yes  ☒  No  ☐

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  At July 31, 2001, 14,473,436 shares of the issuer's Common Stock, $0.01 par value, were outstanding.

  OSMONICS, INC.

ITEM I	FINANCIAL STATEMENTS

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Sales	$51,721	$50,110	$105,023	$101,205
Cost of sales	35,477	34,222	71,081	69,033

Gross profit	16,244	15,888	33,942	32,172
Less:
Selling, general and administrative	11,516	11,273	22,925	22,846
Research, development and engineering	2,174	1,977	4,003	4,073
Special charges	-	-	-	250

Income from operations	2,554	2,638	7,014	5,003
Other income (expense)	(768)	162	(1,027)	209

Income from continuing operations before income taxes	1,786	2,800	5,987	5,212
Income taxes	625	952	2,095	1,772

Net income	$1,161	$1,848	$3,892	$3,440

Earnings per share
Net income - basic	$0.08	$0.13	$0.27	$0.24
Net income – assuming dilution	$0.08	$0.13	$0.27	$0.24
Average shares outstanding
Basic	14,451	14,309	14,435	14,291
Assuming dilution	14,617	14,391	14,534	14,361

OSMONICS, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

		(UNAUDITED) June 30, 2001	December 31, 2000

ASSETS
Current assets
Cash and cash equivalents		$1,951	$21
Marketable securities		160	1,889
Trade accounts receivable, net of allowance for doubtful accounts of $633 in 2001, and $1,008 in 2000		37,913	37,092
Inventories		33,134	32,758
Deferred tax assets		4,606	4,314
Other current assets		4,042	2,487

Total current assets		81,806	78,561

Property and equipment, at cost		5,056	5,056
Land and land improvements		30,831	30,283
Building		79,603	76,943

Machinery and equipment		115,490	112,282
Less accumulated depreciation		(58,428)	(55,381)

		57,062	56,901
Other assets		52,397	53,230

Total assets		$191,265	$188,692

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities		$13,475	$15,262
Accounts payable
Notes payable and current portion of long – term debt		21,288	19,759
Other accrued liabilities		13,805	13,784

Total current liabilities		48,568	48,805

Long – term debt		23,893	24,603
Other liabilities		-	4
Deferred income taxes		6,335	6,335
Shareholders’ equity
Common stock, $0.01 par value
Authorized –– 50,000,000 shares
Issued ––	2001: 14,467,919 and 2000: 14,408,634 shares	145	144
Capital in excess of par value		24,158	23,818
Retained earnings		89,350	85,458
Other comprehensive income		(1,184)	(475)

Total shareholders’ equity		112,469	108,945

Total liabilities and shareholders' equity		$191,265	$188,692

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

(UNAUDITED)

	Six Months Ended June 30,

	2001	2000

Cash flows from operations:
Net income	$3,892	$3,440
Non – cash items included in net income:
Depreciation and amortization	5,168	4,837
Deferred income taxes	(77)	50
Gain on sale of investments	(972)	(2,088)
Loss on sale of property and equipment	-	49
Changes in assets and liabilities (net of business acquisitions)
Accounts receivable	(712)	(3,940)
Inventories	(376)	(4,900)
Other current assets	(2,080)	(399)
Accounts payable and accrued liabilities	(1,770)	(642)

Net cash provided by (used in) operations	3,073	(3,593)

Cash flows from investing activities:
Purchase of investments	-	(1,004)
Sale of investments	2,088	9,947
Purchase of property and equipment	(4,338)	(3,517)
Sales of property and equipment	24	311
Other	(91)	(1,116)

Cash provided by (used in) investing activities	(2,317)	4,621

Cash flows from financing activities:
Proceeds from notes payable and debt	1,529	1,006
Reduction of debt	(710)	(4,173)
Cash restricted for purchase and construction of equipment	325	325
Issuance of common stock	341	651

Net cash provided by (used in) financing activities	1,485	(2,191)

Effect of exchange rate changes on cash	(311)	(190)
Increase (decrease) in cash and cash equivalents	1,930	(1,353)
Cash and cash equivalents – beginning of year	21	1,807

Cash and cash equivalents – end of quarter	$1,951	$454

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

On June 29, 2001, the Financial Accounting Standards Board approved its proposed Statements of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations,” and No. 142 (FAS 142), “Goodwill and Other Intangible Assets.”  FAS 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting.  FAS 142 requires cessation of goodwill amortization and periodic evaluation of the goodwill carrying value.  The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001.  The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

The Company has the following components of comprehensive income:

	Six Months Ended June 30,

	2001	2000

Net income	$3,892	$3,440
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(311)	(190)
Unrealized gains/(losses) on securities	(398)	(423)

Other comprehensive income (loss), before tax	(709)	(613)

Comprehensive income	$3,183	$2,827

The Company has $13,900 of goodwill recorded as of June 30, 2001 associated with the 1998 acquisition of Membrex Corp. (Membrex).  Safety Kleen (SK), the principal customer for the Membrex products, filed for Chapter 11 bankruptcy in June of 2000.  As a result, six months sales ended June 30, 2001 to SK of $1,097 were substantially below same period 2000 sales of $2,781.  SK has continued to order product and parts at reduced levels to support its installed base.  Future sales levels are uncertain and could be minimal.

The Company has a contract with SK that provides some exclusivity to SK for certain Membrex products.  The Company anticipates that the exclusivity provisions of the contract will expire in the third quarter of 2001 due to anticipated failure of SK to buy the required minimum amount of products and continues discussions with SK to renegotiate the contract based on the current situation.

The Company has determined that two-thirds ($9,300) of the Membrex goodwill is associated with the SK products.  Business activity in the first six months of 2001 approximated the financial forecasts used to support the goodwill balance at December 31, 2000; therefore, the Company has concluded there was no impairment of goodwill at June 30, 2001.

Inventory related to the Membrex products for SK was $1,700 while net receivables from SK were current at June 30, 2001.  The Company is monitoring the Chapter 11 bankruptcy proceedings to determine any further financial impact to the Company.

Operating results for the three months or six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full year 2001.

These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report to shareholders and Form 10-K for the year ended December 31, 2000.

ITEM II.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except share data)

As an aid to understanding the Company’s operating results, the following table shows the percentage of sales that each income statement item represents for the three months and six months ended June 30, 2001 and 2000.

	Percent of Sales		Percent of Sales

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.6	68.3	67.7	68.2

Gross profit	31.4	31.7	32.3	31.8
Selling, general and administrative	22.3	22.5	21.8	22.7
Research, development and engineering	4.2	3.9	3.8	4.0
Special charges	-	-	-	0.2

Operating expenses	26.5	26.4	25.6	26.9
Income from operations	4.9	5.3	6.7	4.9
Other income (expense)	(1.5)	0.3	(1.0)	0.2

Income from continuing operations before income taxes	3.4	5.6	5.7	5.1
Income taxes	1.2	1.9	2.0	1.7

Net income	2.2%	3.7%	3.7%	3.4%

SALES

Sales for the second quarter ended June 30, 2001 of $51,721 increased 3.2% from sales for the second quarter of 2000.  Year-to-date 2001 sales through June increased 3.8% over the corresponding 2000 level.  The second quarter 2001 Filtration & Separations, Process Water and Household Water segment sales were 40%, 43% and 17% of total sales, respectively.  The second quarter and year-to-date 2001 sales increase is attributed to internal growth of existing product offerings.  Globally, international sales have remained relatively flat as a percentage of total Osmonics sales through the first six months of 2001 compared to full year 2000.  The Americas market grew as a percentage of total Osmonics sales in the first six months of 2001, while the Asia/Pacific market dropped slightly.

GROSS MARGIN

Gross margin for the second quarter of 2001 was 31.4% versus 31.7% for the corresponding period in 2000.  Gross margin for the six months ended June 30 was 32.3% in 2001 compared to 31.8% for the same period in 2000.  The second quarter 2001 decrease in gross margins is primarily due to an unfavorable sales mix within the Filtration and Separations segment and larger weighting of Process Water segment shipments that carry gross margins below the Company average.  Also, lower utilization of manufacturing capacity in the Household segment contributed to the decrease.

The increase in gross margins for the six months ended June 30, 2001 is primarily due to reduced overhead costs resulting from the Company-wide Year 2000 restructuring, plant closures and cost reduction efforts.

Energy costs in California during the first half of 2001 were approximately 33% above the levels experienced during the second half of 2000.  Management believes that due to product demand the Company has been able to pass the additional costs onto its customers in the first half of 2001; however, there is no assurance that this will continue.

Raw material costs in the first half of 2001 remained comparable to costs incurred during Year 2000.

OPERATING EXPENSES

Operating expenses increased to 26.5% of sales in the second quarter of 2001 compared to 26.4% in the second quarter of 2000.  Operating expenses decreased to 25.6% of sales for the six months ended June 30, 2001 compared to 26.9% for the same period in 2000.  The six months ended June 30, 2000 decrease is primarily attributed to the Year 2000 restructurings and continued consolidation of administrative services.  Year 2000 also contained special charges of 0.2% of sales (see Special Charges discussion).

SPECIAL CHARGES

In the first six months of 2001, the Company recorded no special charges.  In first quarter 2000, the Company recorded special charges and recoveries that netted to zero.

Special charges in the first quarter 2000 included a $250 recovery of inventory accruals primarily due to gains recognized on the sale of inventory at the Company’s Rockland, Massachusetts manufacturing facility.  The special charges also included $250 of workforce reduction severance costs related to the first quarter 2000 restructuring of several corporate functions.  These special charges (recovery) are summarized below:

Corporate restructuring	$250
Special inventory recovery related to plant closings	(250)

Gross special charges (recovery)	$-
Less special inventory recovery – in COS	(250)

Special charge in operating expense	$250

OTHER INCOME (EXPENSE)

Other expense increased by $930 in the second quarter of 2001 versus the same period for 2000.  The increase is primarily the result of a $1,142 pretax gain ($0.05 per diluted share after tax) recognized on the sale of marketable securities in the second quarter of 2000.  There were no sales of marketable securities in the second quarter of 2001.  Translation loss, primarily from converting net assets of a foreign subsidiary to US dollars, increased $138 to $176 in the second quarter 2001 from $38 in the second quarter 2000.  Net interest expense decreased $275 to $673 in the second quarter 2001 from $948 in the second quarter of 2000.

Year-to-date other expense increased $1,236 in 2001 compared to 2000.  This increase is primarily due to $2,088 pretax gains ($0.10 per diluted share after tax) recognized on the sale of securities during the first six months of 2000 compared to $972 pretax gains ($0.04 per diluted share after tax) in the first six months of 2001.  Translation loss, primarily from converting net assets of a foreign subsidiary to US dollars, increased $598 to $639 in the first six months of 2001 from $41 in the first six months of 2000.  Net interest expense decreased $434 to $1,434 in the first six months of 2001 from $1,868 in the first six months of 2000.

INCOME TAXES

The effective tax rate for the second quarter and year-to-date 2001 was 35.0% based on the forecast for the full year.  This rate is comparable to 34.0% in the same periods of 2000.

NET INCOME

Net income for the quarter ended June 30, 2001 was $1,161 compared to $1,848 for the quarter ended June 30, 2000.  Net income per diluted share for the quarter was $0.08 compared to $0.13 for the same period last year.

Year-to-date 2001 net income was $3,892 compared to $3,440 for the same period last year.  Net income per diluted share year-to-date was $0.27 in 2001 compared to $0.24 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had cash, cash equivalents and marketable securities of $2,111 versus $1,910 at December 31, 2000.  The current ratio at June 30, 2001 was 1.7 versus 1.6 at year end 2000.

The Company’s long-term and current debt increased $819 from $44,362 at December 31, 2000 to $45,181 at June 30, 2001.  The Company’s borrowing outstanding against its $24,000 revolving line of credit increased to $16,500 as of June 30, 2001 compared to $15,000 as of December 31, 2000.

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

The reportable segment information for the three months and six months ended June 30, 2001 and 2000 are as follows:

	Second Quarter Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Sales:
Filtration and Separations	$20,514	$20,081	$42,613	$41,407
Process Water	22,251	19,865	44,257	39,444
Household Water	8,956	10,164	18,153	20,354

Net Sales	51,721	50,110	105,023	101,205
Gross Profit:
Filtration and Separations	7,243	7,694	16,139	15,259
Process Water	6,516	5,104	12,460	10,258
Household Water	2,485	3,090	5,343	6,405

Gross Profit	16,244	15,888	33,942	31,922
Operating Income:
Filtration and Separations	1,289	1,987	4,711	3,478
Process Water	1,217	(117)	1,944	(185)
Household Water	48	768	359	1,710

Operating Income	$2,554	$2,638	$7,014	$5,003

Net sales in the Fitration and Separations and Process Water segments increased in both the second quarter ended and first six months ended June 30, 2001 compared to the same periods in 2000.  Filtration and Separations and Process Water segments sales growth was organic.  Net sales in the Household Water segment decreased in both the second quarter ended and first six months ended June 30, 2001 compared to the same periods in 2000.  Management believes this decrease was the result of the continued economic slowdown and customer inventory level adjustments.

Gross profit margins and operating income margins in the Filtration and Separations segment were lower in the second quarter and higher in the first six months ended June 30, 2001 compared to the same periods in 2000.  The second quarter 2001 decrease was primarily related to a reduction in sales of its higher margin filtration products and a unfavorable sales mix shift within its membrane element products.  The six months 2001 increase is primarily related to a favorable sales mix within the Segment’s membrane element product shipments.

Gross profit margins and operating income margins in the Process Water segment were higher in the second quarter and six months ended June 30, 2001 compared to the same periods in 2000.  This was primarily related to increased sales volume (six month 2001 organic growth rate over 12%), improved utilization of manufacturing capacity, and cost reductions resulting from the Year 2000 restructuring and plant closures.

Gross profit margins and operating income margins in the Household Water segment were lower in the second quarter and six months ended June 30, 2001 compared to the same periods in 2000.  This was primarily related to reduced sales volume (three and six month 2001 sales declined approximately 11%) that resulted in lower utilization of manufacturing capacity.  The Segment incurred one-time separation charges of $250K in the second quarter of 2001 resulting from efforts to reduce staff and management levels to match the current and anticipated business needs.

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

The Company’s Annual Meeting of Stockholders was held on May 9, 2001.  The following members were elected to the Company’s Board of Directors to hold office for the ensuing three years:
Nominee	In Favor	Withheld

William Eykamp	12,270,296	110,052
Michael L. Snow	12,176,866	230,482
Ruth Carol Spatz	11,577,640	802,708

An amendment of the Company’s 1993 Employee Stock Option and Compensation Plan to increase by 150,000 the number of shares reserved under such Plan was approved with the vote of 9,785,628 in favor, 2,108,011 against, and 486,709 abstained.

An amendment of the Company’s 1995 Employee Stock Purchase Plan to increase by 400,000 the number of shares reserved under such Plan was approved with the vote of 11,065,992 in favor, 815,534 against, and 498,822 abstained.

An amendment to Osmonics’ By-Laws to provide that no person over the age of 72 may be elected or appointed to the Board was approved with the vote of 11,377,200 in favor, 875,913 against, and 103,245 abstained.
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)             During the quarter ended June 30, 2001 the Registrant did not file a Form 8-K report.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 10, 2001
OSMONICS, INC.

(Registrant)

		/s/	Keith B. Robinson

Keith B. Robinson
Chief Financial Officer

		/s/	D. Dean Spatz

D. Dean Spatz
Chief Executive Officer