Form 10-Q
period 2001-09-30
OSMONICS INC
filed 2001-11-09
CIK 75049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10–Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from___to___

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

Yes  ☒    No    ☐

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  At October 31, 2001, 14,509,939 shares of the issuer's Common Stock, $0.01 par value, were outstanding.

OSMONICS, INC.

ITEM I – FINANCIAL STATEMENTS

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Sales	$48,372	$48,463	$153,395	$149,668

Cost of sales	34,461	34,363	105,542	103,396

Gross profit	13,911	14,100	47,853	46,272

Less:

Selling, general and administrative	10,311	10,316	33,236	33,162

Research, development and engineering	1,786	1,877	5,789	5,950

Special charges	-	-	-	250

Income from operations	1,814	1,907	8,828	6,910

Other expense	(178)	(463)	(1,205)	(254)

Income from operations before income taxes	1,636	1,444	7,623	6,656

Income tax expense	497	425	2,592	2,197

Net income	$1,139	$1,019	$5,031	$4,459

Earnings per share
Net income - basic	$0.08	$0.07	$0.35	$0.31
Net income – assuming dilution	$0.08	$0.07	$0.34	$0.31

Average shares outstanding
Basic	14,474	14,347	14,448	14,310
Assuming dilution	14,806	14,420	14,627	14,380

OSMONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands Except Share Data)

	(UNAUDITED)
	September 30,	December 31,
	2001	2000
ASSETS

Current assets
Cash and cash equivalents	$2,990	$21
Marketable securities	64	1,889
Trade accounts receivable, net of allowance for doubtful accounts of $694 in 2001, and $1,008 in 2000	34,991	37,092
Inventories	33,575	32,758
Deferred tax assets	4,080	4,314
Other current assets	3,958	2,487

Total current assets	79,658	78,561

Property and equipment, at cost
Land and land improvements	5,085	5,056
Building	31,202	30,283
Machinery and equipment	81,143	76,943
	117,430	112,282
Less accumulated depreciation	(60,103)	(55,381)
	57,327	56,901
Other assets	51,260	53,230

Total assets	$188,245	$188,692

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$12,870	$15,262
Notes payable and current portion of long–term debt	21,734	19,759
Other accrued liabilities	13,424	13,784

Total current liabilities	48,028	48,805

Long–term debt	19,984	24,603
Other liabilities	-	4
Deferred income taxes	6,128	6,335
Shareholders’ equity
Common stock, $0.01 par value Authorized –– 50,000,000 shares Issued –– 2001: 14,502,478 and 2000: 14,408,634 shares	145	144
Capital in excess of par value	24,464	23,818
Retained earnings	90,489	85,458
Other comprehensive income	(993)	(475)
Total shareholders’ equity	114,105	108,945

Total liabilities and shareholders' equity	$188,245	$188,692

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operations:
Net income	$5,031	$4,459
Non–cash items included in net income:
Depreciation and amortization	7,686	7,345
Deferred income taxes	240	319
Gain on sale of investments	(972)	(2,723)
Loss on sale of property and equipment	(8)	(21)
Changes in assets and liabilities (net of business acquisitions)
Accounts receivable	2,267	(2,384)
Inventories	(817)	(7,219)
Other current assets	(1,896)	(506)
Accounts payable and accrued liabilities	(2,756)	(176)

Net cash provided by (used in) operations	8,775	(906)

Cash flows from investing activities:
Purchase of investments	-	(1,178)
Sale of investments	2,189	11,631
Purchase of property and equipment	(6,645)	(4,826)
Sales of property and equipment	241	568
Other	691	(1,054)

Cash provided by (used in) investing activities	(3,524)	5,141

Cash flows from financing activities:
Proceeds from notes payable and current debt	1,975	2,054
Reduction of long-term debt	(4,619)	(7,969)
Cash restricted for purchase and construction of equipment	(162)	(162)
Issuance of common stock	647	946

Net cash provided by (used in) financing activities	(2,159)	(5,131)

Effect of exchange rate changes on cash	(123)	(386)
Increase (decrease) in cash and cash equivalents	2,969	(1,282)
Cash and cash equivalents – beginning of year	21	1,807
Cash and cash equivalents – end of quarter	$2,990	$525

OSMONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Note 1 – Consolidated Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Operating results for the three months or nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the full year 2001.

These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report to shareholders and Form 10-K for the year ended December 31, 2000.

The Company has the following components of comprehensive income:

	Nine Months Ended September 30,
	2001	2000

Net income	$5,031	$4,459
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(123)	(386)

Unrealized gains/(losses) on available for sale securities

(395

)

(1,014

)

Other comprehensive income (loss)	(518)	(1,400)
Comprehensive income	$4,513	$3,059

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

Note 2 – Business Acquisitions

The Company has $13,800 of goodwill recorded as of September 30, 2001 associated with the 1998 acquisition of Membrex Corp. (Membrex).  Safety Kleen (SK), the principal customer for the Membrex products, filed for Chapter 11 bankruptcy in June of 2000.  As a result, nine months sales ended September 30, 2001 to SK of $1,571 were substantially below same period 2000 sales of $3,409.  SK has continued to order product and parts at reduced levels to support its installed base.  Future sales levels are uncertain and could be minimal.

The Company has a contract with SK that provided some exclusivity to SK for certain Membrex products provided that SK satisfied certain purchase requirements.  Based on the amount of purchases to date, the Company believes that any such exclusivity provisions are no longer in effect.  The Company had anticipated renegotiating the contract with SK during the third quarter 2001; however, a new contract has not yet been completed.  The Company continues discussions with SK and expects a contract resolution during the fourth quarter 2001.

The Company has determined that two-thirds ($9,200) of the Membrex goodwill is associated with the SK purchases of Membrex products.  Business activity in the first six months of 2001 approximated the financial forecasts used to support the goodwill balance at December 31, 2000; however, business activity in the third quarter ended September 30, 2001 was below such financial forecasts. Nevertheless, the Company has concluded there was no impairment of goodwill at September 30, 2001, based on forecasted business activity levels.

Inventory related to the Membrex products for SK was $1,700 while net receivables from SK were current at September 30, 2001.  The Company is monitoring the Chapter 11 bankruptcy proceedings to determine any further financial impact to the Company.

Note 3 - Inventories

	September 30 2001	December 31 2000
Inventories consist of the following:

Finished goods	$9,605	$8,013
Work in process	9,821	8,775
Raw materials	15,946	17,695
	35,372	34,483
Adjustments to reduce inventories of $10,384 and $11,643 to the last-in, first-out method	(1,797)	(1,725)
	$33,575	$32,758

Note 4 – Segment Information

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

The reportable segment information for the three months and nine months ended September 30, 2001 and 2000 are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Sales:
Filtration and Separations	$20,478	$19,003	$63,091	$60,410
Process Water	18,896	19,483	63,153	58,927
Household Water	8,998	9,977	27,151	30,331
Net Sales	48,372	48,463	153,395	149,668
Gross Profit:
Filtration and Separations	6,903	6,177	23,042	21,436
Process Water	4,527	4,345	16,987	14,603
Household Water	2,481	3,578	7,824	9,983
Gross Profit	13,911	14,100	47,853	46,022
Operating Income (Loss):
Filtration and Separations	1,540	886	6,251	4,364
Process Water	2	(379)	1,946	(564)
Household Water	272	1,400	631	3,110
Operating Income	$1,814	$1,907	$8,828	$6,910

Management does not report the balance sheet or any cash-generating measurements by such segments.

ITEM II.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATIONS

                        (Dollars in thousands, except share data)

As an aid to understanding the Company’s operating results, the following table shows the percentage of sales that each income statement item represents for the three months and nine months ended September 30, 2001 and 2000.

	Percent of Sales		Percent of Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.2	70.9	68.8	69.1
Gross profit	28.8	29.1	31.2	30.9

Selling, general and administrative	21.3	21.3	21.7	22.1
Research, development and engineering	3.7	3.9	3.8	4.0
Special charges	-	-	-	0.2
Operating expenses	25.0	25.2	25.5	26.3

Income from operations	3.8	3.9	5.7	4.6
Other expense	(0.4)	(0.9)	(0.7)	(0.2)
Income from operations
before income taxes	3.4	3.0	5.0	4.4
Income taxes	1.0	0.9	1.7	1.4

Net income	2.4%	2.1%	3.3%	3.0%

SALES

Sales for the third quarter ended September 30, 2001 of $48,372 were flat with sales for the third quarter of 2000.  Year-to-date 2001 sales through September increased 2.5% over the corresponding 2000 level.  The third quarter 2001 Filtration & Separations, Process Water and Household Water segment sales were 42%, 39% and 19% of total sales, respectively.  The year-to-date 2001 sales increase is attributed to internal growth of existing product offerings.  Globally, international sales have remained relatively flat at 35% of total Osmonics sales through the first nine months of 2001 compared to full year 2000.  The Euro/Africa market grew slightly as a percentage of total Osmonics sales in the first nine months of 2001, while the Asia/Pacific market dropped slightly.

GROSS MARGIN

Gross margin for the third quarter of 2001 was 28.8% versus 29.1% for the corresponding period in 2000.  Gross margin for the nine months ended September 30 was 31.2% in 2001 compared to 30.9% for the same period in 2000.  The third quarter 2001 decrease in gross margins is primarily due to lower utilization of manufacturing capacity in the Household segment resulting from a third quarter 2001 sales decrease of 9.8% from third quarter 2000.  This impact was offset by gross margin improvements in both the Filtration and Separations and Process Water segments for the same period.

The increase in gross margins for the nine months ended September 30, 2001 is the result of improvements in the Filtration and Separation segment and Process Water segment.  Filtration and Separation segment gross margins improved due to a favorable sales mix of cartridge filter and membrane element products.  Process Water segment gross margins improved due to increased sales volume, improved utilization of manufacturing capacity, and cost reductions resulting from the year 2000 restructurings and plant closures.  These improvements were partially offset by gross margin decreases in the Household segment due to lower utilization of manufacturing resulting from a nine months ended September 30, 2001 sales decrease of 10.5%.

Energy costs in California during the third quarter of 2001 approximated the levels experienced during the same period in 2000.  Raw material costs in the first nine months of 2001 remained comparable to costs incurred during Year 2000.

OPERATING EXPENSES

Operating expenses decreased to 25.0% of sales in the third quarter of 2001 compared to 25.2% in the third quarter of 2000.  Operating expenses decreased to 25.5% of sales for the nine months ended September 30, 2001 compared to 26.3% for the same period in 2000.  The three months and nine months ended September 30, 2001 decrease is primarily attributed to the Year 2000 restructurings and continued consolidation of administrative services.  Year 2000 also contained special charges of 0.2% of sales (see Special Charges discussion).

SPECIAL CHARGES

In the first nine months of 2001, the Company recorded no special charges.  In first quarter 2000, the Company recorded special charges and recoveries that netted to zero.  Specialcharges in the first quarter 2000 included a $250 recovery of inventory accruals primarily due to gains recognized on the sale of inventory at the Company’s Rockland, Massachusetts manufacturing facility.  The special charges also included $250 of workforce reduction severance costs related to the first quarter 2000 restructuring of several corporate functions.  These special charges (recovery) are summarized below:

Corporate restructuring

$

250

Special inventory recovery related to plant closings	(250)
Gross special charges (recovery)	$-

Less special inventory recovery – in COS

(250

)

Special charge in operating expense

$

250

OTHER INCOME (EXPENSE)

Other expense decreased by $285 in the third quarter of 2001 versus the same period for 2000. The decrease is the result of a $635 pretax gain ($0.03 per diluted share after tax) recognized on the sale of marketable securities in the third quarter of 2000.  There were no sales or gains on the sale of marketable securities in the third quarter of 2001.  Foreign currency transaction activity, primarily from converting net assets of a foreign subsidiary to US dollars, increased $780 to a gain of $492 in the third quarter 2001 from a $288 loss in the third quarter 2000.  Net interest expense decreased $400 to $560 in the third quarter 2001 from $960 in the third quarter of 2000 as a result of lower overall debt levels and lower interest rates.

Year-to-date other expense increased $951 in 2001 compared to 2000.  This increase is primarily due to $2,723 pretax gains ($0.13 per diluted share after tax) recognized on the sale of securities during the first nine months of 2000 compared to $972 pretax gains ($0.04 per diluted share after tax) in the first nine months of 2001.  Foreign currency transaction loss, primarily from converting net assets of a foreign subsidiary to US dollars, decreased $238 to $115 in the first nine months of 2001 from $353 in the first nine months of 2000.  Net interest expense decreased $834 to $1,994 in the first nine months of 2001 from $2,828 in the first nine months of 2000 as a result of lower overall debt levels and lower interest rates.

INCOME TAXES

The effective tax rate for the third quarter of 2001 was 30.4%, reducing the year-to-date 2001 effective tax rate to 34.0% based on the forecast for the full year.  This rate is comparable to the 29.4% and 33.0% in the same periods of 2000, respectively.

NET INCOME

Net income for the quarter ended September 30, 2001 was $1,139 compared to $1,019 for the quarter ended September 30, 2000.  Net income per diluted share for the quarter was $0.08 compared to $0.07 for the same period last year.

Year-to-date 2001 net income was $5,031 compared to $4,459 for the same period last year.  Net income per diluted share year-to-date was $0.34 in 2001 compared to $0.31 in 2000.

REVIEW OF INDUSTRY SEGMENTS

As discussed in Note 4 to the consolidated financial statements, in 2000 the Company changed the focus of its reporting structure from a two-segment, product-focused structure to a three-segment, market-focused structure.  Certain financial results for the three months and nine months ended September 30, 2001 and 2000 are presented below as a percentage of net sales by segment (all segment information excludes the impact of special charges):

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Filtration and Separations:
Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit	33.7	32.5	36.5	35.5
Operating Income	11.1	6.3	13.1	9.5

Process Water:
Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit	24.0	22.3	26.9	24.8
Operating Income	-	(2.7)	4.1	(1.2)

Household Water:
Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit	27.6	35.9	28.8	32.9
Operating Income	2.0	9.9	1.3	6.8

Filtration and Separations

Net sales in the Filtration and Separations segment increased 7.8% in the third quarter and 4.4% in the first nine months ended September 30, 2001 compared to the same periods in 2000.  Gross margin for the third quarter of 2001 was 33.7% versus 32.5% for the corresponding period in 2000.  This increase is primarily the result of a favorable sales mix of membrane element products.  Gross margin for the nine months ended September 30 was 36.5% in 2001 compared to 35.5% for the same period in 2000. This increase is primarily the result of a favorable sales mix in cartridge filter and membrane element products.  Operating income margins for the third quarter of 2001 was 11.1% versus 6.3% for the corresponding period in 2000.  Operating income margins for the nine months ended September 30 was 13.1% in 2001 compared to 9.5% for the same period in 2000.  The operating income margin improvement is related to increased sales, gross margin improvements and holding operating expenses constant.

Process Water

Net sales in the Process Water segment decreased 3.0% in the third quarter ended September 30, 2001 compared to the same period in 2000.  Net sales increased 7.2% for the nine months ended September 30, 2001 compared to the same period in 2000.  Gross margin for the third quarter of 2001 was 24.0% versus 22.3% for the corresponding period in 2000.  This increase is primarily the result of cost reductions resulting from the year 2000 restructurings and plant closures and standardization of product lines.  Gross margin for the nine months ended September 30 was 26.9% in 2001 compared to 24.8% for the same period in 2000.  This increase is the result of increased sales volume, improved utilization of manufacturing capacity, cost reductions resulting from the year 2000 restructurings and plant closures, and standardization of product lines.  Operating income margins for the third quarter of 2001 improved to 0.0% versus a loss of 2.7% for the corresponding period in 2000.  Operating income margins for the nine months ended September 30 improved to 4.1% in 2001 compared to a loss of 1.2% for the same period in 2000.  The operating income margin improvement is related to increased sales and gross margin improvements.

Household Water

Net sales in the Household Water segment decreased 9.8% in the third quarter and 10.5% in the first nine months ended September 30, 2001 compared to the same periods in 2000.  Gross margin for the third quarter of 2001 was 27.6% versus 35.9% for the corresponding period in 2000.  Gross margin for the nine months ended September 30 was 28.8% in 2001 compared to 32.9% for the same period in 2000.  These gross margin decreases are primarily the result of lower utilization of fixed manufacturing capacity driven by reduced sales.  Operating income margins for the third quarter of 2001 was 2.0% versus 9.9% for the corresponding period in 2000.  Operating income margins for the nine months ended September 30 was 1.3% in 2001 compared to 6.8% for the same period in 2000.  The operating income margin decrease is related to reduced sales and gross margins.  The Segment incurred one-time separation charges of $250K in the second quarter of 2001 resulting from efforts to reduce staff and management levels to match the current and near-term anticipated business needs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had cash, cash equivalents and marketable securities of $3,054 versus $1,910 at December 31, 2000.  The current ratio at September 30, 2001 was 1.7 versus 1.6 at year-end 2000.

The Company’s notes payable, long-term and current debt decreased $2,644 from $44,362 at December 31, 2000 to $41,718 at September 30, 2001.  The Company’s borrowing outstanding against its $24,000 revolving line of credit increased to $17,000 as of September 30, 2001 compared to $15,000 as of December 31, 2000.

The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital and capital expenditures.

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

OSMONICS, INC.

PART II

OTHER INFORMATION

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)     During the quarter ended September 30, 2001 the Registrant did not file a Form 8-K report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated:  November 9, 2001

OSMONICS, INC.
(Registrant)

/s/	Keith B. Robinson
Keith B. Robinson
Chief Financial Officer

/s/	D. Dean Spatz
D. Dean Spatz
Chief Executive Officer