Form 10-K405
period 2001-12-31
OSMONICS INC
filed 2002-04-01
CIK 75049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission File No. 1-12714

OSMONICS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0955959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5951 Clearwater Drive, Minnetonka, Minnesota	55343
(Address of principal executive offices)	(Zip Code)

(952) 933-2277
(Registrant’s telephone number)

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

Yes  ☒                                      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒.

As of March 20, 2002, 14,538,884 Common Shares were outstanding.  The aggregate market value of the Common Shares held by non-affiliates of the Registrant on such date (based upon the closing price of such shares on the New York Stock Exchange on March 20, 2002) was $209,359,930.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001 (the “Annual Report to Shareholders”), are incorporated by reference into Parts II and IV.  Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2002 (the “Proxy Statement”), and to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2001, are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

The following discussion contains certain information and other forward-looking statements that involve a number of risks and uncertainties.  The actual results of Osmonics could differ materially from the Company’s historical results of operations and those discussed in the forward-looking statements.  See “Certain Factors” and other portions of this Form 10-K for discussion of some of these risks and uncertainties.

Osmonics, Inc., founded in 1969, and its wholly-owned subsidiaries (the “Company”) design, manufacture and market a wide range of products used in the filtration, separation and processing of fluids ranging from complete fluid processing systems to replaceable components used in purification, filtration, and separation equipment.  The Company classifies its products into three segments, namely Filtration and Separations, Process Water and Household Water.

Development of Business

In addition to developing the Company’s product line through internal research and development, the Company has expanded its business through a series of acquisitions.  Recent major acquisitions in the last five years include:

•                  AquaMatic - In February 1997, the Company acquired AquaMatic, Inc., a Rockford, Illinois-based company offering a line of specialty valves and controllers for the water conditioning market, which are sold through the Company’s existing distribution channels.

•                  Micron Separations, Inc. - In February 1998, the Company acquired Micron Separations, Inc. (“MSI”), a Westborough, Massachusetts-based developer and manufacturer of microfilter membrane and membrane products for diagnostic, laboratory and industrial use. These products expand the Company’s range of nylon and cellulosic membrane applications.  The products are sold through the Company’s existing distribution channels.

•                  Membrex Corp. - In April 1998, the Company acquired Membrex Corp. of Fairfield, New Jersey.  The acquisition gives the Company the most hydrophilic UF membrane in the market.  This patented membrane is primarily used to separate oil from water and is also used in a variety of applications in biotechnology, laboratory and petrochemical processes. Membrex also has a patented machine using its UF membrane, which separates oil from aqueous chemical cleaners, used in parts cleaning and other industrial and commercial applications.  Some Membrex products are sold through an exclusive agreement with Safety-Kleen Corp. and the remainder through the Company’s existing distribution channels.  In December 2001, the Company signed a new agreement with Safety-Kleen Corp., which continues the business relationship on a non-exclusive basis.

•                  ZyzaTech Water Systems, Inc. - In July 1999, the Company acquired ZyzaTech Water Systems, Inc. (ZyzaTech), a Seattle, Washington-based manufacturer of medical and pharmaceutical water purification and fluid handling products.  ZyzaTech products are being sold through their existing distribution channels, offering a broadened line of hemodialysis products.

Business Segments

The Company’s products are divided into three primary business segments, namely, Filtration and Separations, Process Water and Household Water.

Filtration and Separations:

The Company’s Filtration and Separations group consist primarily of membranes, filter media, membrane elements and filter cartridges.  The filtration media and membrane are produced primarily from polymers or polymer-based compounds.

Membranes are generally sheets of material that, due to their unique characteristics, can separate various materials from a fluid.  Membrane elements are the combination of membrane, support materials and connections, which allows the membrane to be broadly utilized.

Membrane elements are typically replaced every 6 to 60 months, depending upon the severity of the application.  The Company manufactures most of the membrane material and membrane elements used in its own systems, and also manufactures membrane and membrane elements for other original equipment manufacturers (OEM’s) who include them as component parts in their products.

The Company’s crossflow membranes are used in many bioengineering processes such as the production of high fructose corn sugar, enzyme purification, and purification of pharmaceuticals produced by biological processes.  Other uses include water purification applications in hemodialysis, semiconductor manufacturing, production of pure water for beverages, production of ultrapure pharmaceutical and boiler feed water, industrial water purification, oil/water separation and waste removal for pollution control compliance.

The Company is registered with the United States Food and Drug Administration (FDA) for the manufacture and sale of certain membrane elements used in biological preparations.

The Company markets its microfiltration normal flow membrane for use in a variety of laboratory and medical diagnostic applications.  Numerous applications exist for the Company’s microfilters because of unique features, including use in diagnostics, air monitoring and in laboratory procedures for cancer and other research.

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

Process Water:

The Company’s Process Water group manufactures and sells a broad range of equipment products ranging from large independent fluid treatment systems custom designed for a particular customer and its related filtration requirements to instruments used to determine the amount of a particular substance in a fluid.  The Company’s filtration equipment utilizes a wide range of filtration techniques including: crossflow filtration (which includes reverse osmosis, nanofiltration, ultrafiltration and microfiltration), normal filtration (which includes microfiltration and particle filtration), coalescing filtration, ion exchange, clarification, chromatography, ozonation and distillation.  As a result, the Company’s equipment is used in a broad range of applications from complete fluid processing systems used in beverage production to water for high performance boilers used in power generation.  The Company’s equipment products are manufactured in two locations in the United States.

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

The Company is a major manufacturer and marketer of machines and systems used for the production of pure water for artificial kidney dialysis and is registered with the FDA for the manufacture of Class II medical devices used to purify and process water for hemodialysis.

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

Household Water:

The Company is a leader in the manufacture of the controllers and valves used to effect ion exchange technology.  The most commonly used ion exchange process is for water softening where the ions of calcium and magnesium are replaced with sodium to reduce soap usage, improve boiler operation and improve cleaning.  Ion exchange technology is also used to polish ultrapure water for electronics manufacture and high-pressure boiler feed.

The Company also manufactures and sells automated chlorination units for residential and farm water system disinfection.

In addition, the Company manufactures and sells home reverse osmosis (HRO) membrane elements and cartridge filters to OEM’s who package them into systems for use in homes, offices and retail vending establishments to produce purified drinking water.

Segment Sales

For the twelve months of 2001, Filtration and Separations was 40% of total sales, Process Water was 42% of total sales and Household Water made up 18% of total sales.  For the twelve months of 2000, Filtration and Separations was 40% of total sales, Process Water was 40% of total sales and Household Water made up 20% of total sales.  For the twelve months of 1999, Filtration and Separations was 42% of total sales, Process Water was 38% of total sales and Household Water made up 20% of total sales.

Sales and Marketing

The Company’s broad range of products are used in the purification of water and industrial solutions, dewatering and recycling of commercial and industrial fluids, pollution control and seawater desalting.  The Company’s principal domestic and international markets, from which it derives more than 50% of its sales, include healthcare, household, food and beverage, municipal, power and industrial, and microelectronics.

The Company focuses the marketing of its products through targeted selling efforts in four main regions of the world:

1.  USA and Canada

2.  Mexico, Central and South America

3.  Euro/Africa

4.  Asia/Pacific

These sales efforts are supported by application engineers and customer service personnel.

Filtration and Separations products are sold through a worldwide network of independent distributors and OEM’s.  Some sales are made directly to certain of the Company’s largest customers and to other manufacturers of filtration equipment and systems.  The Company markets its engineered systems and equipment through its direct sales force and third-party integrators.  The Company’s other equipment products in the Process Water and Household Water products are marketed to a network of independent distributors and value-added resellers with the help of Company district managers.  These value-added resellers provide worldwide installation service and stocking of a wide range of the Company’s equipment.

The Company’s marketing activities include appearances at trade shows, direct marketing campaigns, advertisements in professional and trade journals and appearances before professional organizations.  The Company participates with its customers in planning the systems in which its products are to be used, particularly if new applications are involved.  In some cases, the sale of a system designed for a particular customer may result from an engineering and service relationship which has extended over several years.

Research and Development

Research and development activities emphasize product development and applied research, with the goal of developing proprietary products.  Such expenditures totaled $7,743,000 in 2001, $7,886,000 in 2000, and $7,694,000 in 1999.

Patents and Trademarks

The Company has been granted domestic and certain foreign trademarks on numerous product names, and on its logotypes.  The Company holds domestic and foreign patents on certain of its filter media, membranes, filters, controlling valves, machine designs and other products.  The Company has also from time to time acquired businesses that own patents and trademarks.  Although the Company believes that its patents have value, the Company’s business as a whole is not dependent on any patent or group of related patents because the Company considers its technological position to be based primarily on its proprietary manufacturing methods, innovative engineering and marketing expertise.  However, the loss of patents relating to certain specialized membranes and related products could have a significant effect on the Company’s future revenues.

Employees

As of December 31, 2001, the Company employed 1,318 persons, including 191 employees who hold engineering or technical degrees.

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

With respect to the Company’s membrane and related water treatment equipment business activity, there are a number of companies, including several sizable chemical companies that manufacture membranes, but not equipment.  There are numerous smaller companies, primarily fabricators, that build water treatment and desalination equipment, but which generally do not have their own proprietary membrane technology.  A limited number of companies manufacture both membranes and equipment.  In ozone equipment, there are both large and small competitors with no single dominant competitor.  In water softener controls and valves, the Company has three primary and numerous secondary competitors.  Some competitors sell only controller valves and some sell complete softeners.  The Company has numerous competitors in its conventional water treatment and filtration product business activities.

With respect to the Company’s disposable filter and lab products, two larger companies dominate the industry with several smaller companies competing in selected product lines.

With respect to the Company’s pump and fluid handling products, there are numerous competitors of larger size and with greater resources than the Company.  Some competitors have significantly broader product lines than the Company.

The Company is unable to state with certainty its relative market position in all aspects of its business.  Many of its competitors have financial and other resources greater than those of the Company.

Raw Materials

The principal raw materials used by the Company are various plastic materials including polyvinyl chloride, polypropylene, Noryl PPO, Nylon, cellulose acetate, polycarbonate, polyester, polysulfone, polyacrylonitrile; stainless steel, steel, brass, copper, and various other synthetic materials, all of which are normally available from sources within the continental United States.  Most raw materials used by the Company are available from multiple sources of supply.  A limited number of materials are proprietary products of major companies which, if not available, would have a material effect on the Company’s sales and profits.  The Company believes it could find substitutes for these materials if they should become unavailable, but has no assurance that the substitute would perform as well or be priced as favorably.

In 2001 and 2000, the Company experienced no difficulty in securing any of its needed raw materials and components.

Customers

No one customer accounted for 10 percent or more of the Company’s consolidated revenue in 2001, 2000, or 1999.

Backlog

The dollar amount of the Company’s backlog of orders considered to be firm at December 31, 2001, was $21.1 million.  The comparable backlog at December 31, 2000, was $26.6 million.  The Company expects that nearly all orders included in the backlog at December 31, 2001 will be filled during the 2002 fiscal year.  The Company does not believe that its backlog at any time is necessarily indicative of annual sales.  The business of the Company is not subject to significant seasonal variations.

Governmental Regulation

Certain applications of the Company’s reverse osmosis and ultrafiltration products and fluid handling equipment are subject to governmental regulation.  Products used for fractionation of cheese whey for human consumption are subject to regulation by the United States Department of Agriculture.  Reverse osmosis, ultrafiltration and fluid handling systems used in medical applications, particularly the systems used in artificial kidney dialysis equipment and pharmaceutical water for injection, are subject to regulation by the FDA.  Ultrafiltration and microfiltration products used for biological separations are subject to regulation by the FDA.

Foreign Operations

Substantially all of the Company’s operations and assets are located in the United States.  The Company has sales offices and distribution facilities in France, Thailand, Switzerland, Germany, Hong Kong, Japan, Singapore and China.  Limited assembly is conducted in Europe and Asia.  The profitability of domestic and foreign sales is substantially equal.  Sales to Canada are made on the same trade terms as are available to customers in the United States.

The Company transacts business with certain international customers under defined credit terms and in U.S. dollars.  Large export equipment and system sales are primarily made on the basis of confirmed irrevocable letters of credit or time drafts to selected customers in U.S. dollars.  The Company believes that currency fluctuation related to these sales do not constitute substantial risks.

The Company’s operation in France sells to foreign customers primarily in euros.   The Company also has certain raw material sourcing arrangements transacted in foreign currencies. In 2001, the Company entered into a hedge contract to help offset foreign currency risk related to its European foreign subsidiary.  The instrument hedges certain levels of the subsidiary’s local euro currency exposure to the U.S. dollar and expires in June 2002. The Company believes these transactions do constitute some level of risk and adverse currency fluctuations may occur.  See Note 12 of Notes to Consolidated Financial Statements for a breakdown of the Company’s foreign operations and export sales by geographic area.

Certain Factors

In addition to the factors discussed elsewhere in the Company’s Annual Report to Shareholders or this Form 10-K, such as intellectual property and other technological risks, regulatory risks, and environmental risks, the following are some important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

EARNINGS VARIATIONS

The sale of capital equipment within the water purification and fluid filtration industry is cyclical and influenced by various economic factors including interest rates and general fluctuations of the business cycle.  A significant portion of the Company’s revenues is derived from capital equipment sales.  While the Company sells capital equipment to customers in diverse industries and in global markets, cyclicality of capital equipment sales and instability of general economic conditions, including those in the United States, Europe, Asia, Latin America and certain other markets, could have a material adverse effect on the Company’s revenues and profitability.

Operating results from the sale of water purification and fluid filtration systems also can be expected to fluctuate significantly as a result of the limited pool of existing and potential customers for these systems, the timing of new contracts, possible deferrals or cancellations of existing contracts and the evolving and unpredictable nature of the markets for water purification systems.  As a result of these and other factors, the Company’s operating results may be subject to quarterly or annual fluctuations.  There can be no assurance that at any given time the Company’s operating results will meet or exceed stock market analysts’ expectations.

COMPETITION

All of the markets in which the Company competes are highly competitive, and most are fragmented, with numerous regional and local participants.  There are competitors of the Company in certain markets that are divisions or subsidiaries of companies that have significantly greater resources than the Company.  Competitive factors include price, technical expertise, product quality and responsiveness to customer needs, including service and technical support.  The Company competes not only with a large number of independent wholesalers and with other distribution chains similar to the Company, but also with manufacturers who sell directly to customers.  The Company’s HRO business also competes with companies with national distribution networks, businesses with regional scope, and local product assemblers or service companies, as well as retail outlets.  The Company believes that there are thousands of participants in the residential water business.  The HRO business competes principally on the basis of price, product quality and “taste,” service, distribution capabilities, geographic presence and reputation.  Competitive pressures, including those described above, and other factors could cause the Company to lose market share or could result in significant price erosion, either of which could have a material adverse effect upon the Company’s financial position, results of operations and cash flows.

INTEREST RATE RISK

The Company has interest rate risk associated with its debt instruments.  These debt instruments are both fixed and variable in nature.  Also, the Company has some debt instruments denominated in currency other than the U.S. dollar.  See Note 8 of Notes to Consolidated Financial Statements for a breakdown of the Company’s debt instruments.  The following is a future maturity schedule by debt instrument category which can be used to assess the Company’s level of interest rate exposure as of December 31, 2001:

	Weighted
	Average		Future Maturities
	Interest	Balance						2006 and
	Rate	12/31/01	2002	2003	2004	2005	2006	Beyond
Variable Rate Debt:
U.S. dollar-based	4.5%	27,150	11,864	2,365	2,365	2,365	2,365	5,826
Euro-based		—	—	—	—	—	—	—
Total		27,150	11,864	2,365	2,365	2,365	2,365	5,826

Fixed Rate Debt:
U.S. dollar-based	7.1%	5,845	1,437	1,212	591	580	574	1,451
Euro-based	4.5%	1,073	318	237	248	259	11	—
Total		6,918	1,755	1,449	839	839	585	1,451

Total Debt	4.9%	34,068	13,619	3,814	3,204	3,204	2,950	7,277

FOREIGN CURRENCY RISK

The Company in the ordinary course of business enters into sales and purchase activity at the Corporate and Subsidiary level in currency other than the functional currency of the reporting entity (U.S. dollar) and such activity exposes the Company to foreign exchange rate risk.  In the year ended December 31, 2001, the Company transacted sales and purchase transactions in a currency other than U.S. dollars of approximately $16,200,000 and $7,200,000, respectively.

RISKS RELATED TO ACQUISITIONS

The Company has acquired a number of United States-based companies and product lines.  The Company plans to continue to consider and potentially pursue acquisitions that expand the segments of the water, wastewater treatment and water-related industries in which it participates; complement its technologies, products or services; broaden its customer base and geographic areas served; expand its global distribution network; and provide opportunities. The Company’s acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies.  Although the Company believes that it has generally been successful in pursuing acquisitions, there can be no assurance that acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

PROFIT UNCERTAINTY IN FIXED-PRICE CONTRACTS

A significant portion of the Company’s revenues is generated under fixed price contracts.  To the extent that original cost estimates are inaccurate, scheduled deliveries are delayed or progress under a contract is otherwise impeded, revenue recognition and profitability from a particular contract may be adversely affected.

RISKS OF DOING BUSINESS IN OTHER COUNTRIES

The Company sells a significant amount of its product in markets outside the United States.  While these activities provide important opportunities for the Company to offer its products and services internationally, they also entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices, the lack in some jurisdictions of well-developed legal systems, nationalization and possible social, political and economic instability.

ITEM 2.  PROPERTIES

The executive offices and principal manufacturing facilities of the Company are located in Minnetonka, Minnesota, a suburb of Minneapolis.

A summary of the Company’s main operating facilities is as follows:

Location	Status	Size	Function
Minnetonka, MN	Owned	309,600 sq ft	Sales, Manufacturing, Warehouse

Vista, CA	Owned	110,000 sq ft	Sales, Manufacturing, Warehouse

Milwaukee, WI	Owned	103,700 sq ft	Sales, Manufacturing, Warehouse

Rockford, IL	Owned	58,400 sq ft	Sales, Manufacturing, Warehouse

Westborough, MA	Leased	44,000 sq ft	Sales, Manufacturing, Warehouse

Kent, WA	Leased	50,000 sq ft	Sales, Manufacturing, Warehouse

Syracuse, NY	Owned	48,500 sq ft	Sales, Manufacturing, Warehouse

Le Mée, France	Owned	36,900 sq ft	Sales, Manufacturing, Warehouse

Cedar Grove, NJ	Leased	4,000 sq ft	Research & Development

Escondido, CA	Leased	12,700 sq ft	Manufacturing

Emmetsburg, IA	Leased	8,800 sq ft	Manufacturing, Warehouse

Bryan, TX	Owned	2,500 sq ft	Manufacturing, Warehouse

Total Owned		669,600 sq ft

Total Leased		119,500 sq ft

Total Owned and Leased		789,100 sq ft

Certain borrowings of the Company are collateralized by real property of the Company.

The current manufacturing facilities are adequate for intermediate-term operations.  In addition, the Company leases space in Thailand, China, Germany, Japan, Hong Kong, Switzerland and Singapore that is used primarily for sales activities.

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently involved in several lawsuits incidental to its business. Management does not believe that any of the lawsuits will have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year that ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age	Position with Company	Officer Since
D. Dean Spatz (57)	Chief Executive Officer and Chairman of the Board	1969

Ruth Carol Spatz (57)	Secretary	1969

Roger S. Miller (43)	Sr. Vice President	1998

Phillip M. Rolchigo (40)	Chief Technology Officer	1998

Edward J. Fierko (60)	President and Chief Operating Officer	1999

Keith B. Robinson (47)	Chief Financial Officer and Sr. Vice President Administration	1999

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

“Common Stock Data,” and “Notes to Consolidated Financial Statements,” pages 25-33 of the Annual Report to Shareholders, are incorporated herein by reference.  As of March 20, 2002 there were 1,821 shareholders of record.

The Company has not paid cash dividends on its common shares.  The Board of Directors currently intends to retain its earnings for the expansion of the Company’s business. The Company has issued promissory notes that contain a covenant limiting the payment of dividends to shareholders.  At December 31, 2001, approximately $13,632,000 of retained earnings was eligible for dividend distribution under this covenant.

ITEM 6.  SELECTED FINANCIAL DATA

“Selected Financial Data,” pages 40-41 of the Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” pages 34-39 of the Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is under the heading Foreign Operations, Interest Rate Risk and Foreign Currency Risk of Item 1 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial information of the Registrant and its subsidiaries, included in the Annual Report to Shareholders, is incorporated herein by reference:

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

PART III

ITEM 10.  DIRECTORS

The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2001 and forwarded to shareholders prior to the Company’s 2002 Annual Meeting of Shareholders (the “2002 Proxy Statement”).

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2002 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the 2002 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the 2002 Proxy Statement.

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

B.	By-Laws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-2, File No. 33-336.)

(4)A.	Note Purchase Agreement dated July 12, 1991. (Incorporated herein by reference to Annual Report on Form 10-K for fiscal year ended December 31, 1991.)

(10)A.*	1993 Stock Option Plan and related form of stock option agreement. (Incorporated herein by reference to Annex C of the Registrant’s Joint Proxy Statement/Prospectus dated September 10, 1993.)

B.	Stock Option Agreement with Michael L. Snow, Director. (Incorporated herein by reference to Annual Report on Form 10-K for fiscal year ended December 31, 1993.)

D.	1995 Employee Stock Purchase Plan. (Incorporated herein by reference to the Registrant’s Proxy Statement dated March 27, 1995.)

E.*	1995 Director Stock Option Plan. (Incorporated herein by reference to the Registrant’s Proxy Statement dated March 27, 1995.)

* Denotes Executive Compensation Plan.

(10)	(a)

Letter Agreement dated as of May 15, 2001 by and between MLS and the Corporation (terminated August 13, 2002)(rescinded April 1, 2002)(portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application requesting confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934.)

(b) Stock Option Agreement with Michael L. Snow, Director.

(c) Change of Control Agreement dated April 26, 2001 with D. Dean Spatz (schedule attached listing executives / officers with substantially identical change in control agreements).

(d) Non-compete Agreement with Phil M. Rolchigo dated October 5, 2001.

(e) Letter agreement of April 1, 2002 by and between MLS and the Company rescinding Letter Agreement dated May 15, 2001.

2001 Annual Report to Shareholders. (Only those portions incorporated herein by reference shall be deemed filed with the Commission.)
(13)

(21)	Subsidiaries of the Registrant.

(23)	Consent of Deloitte & Touche LLP.

(b)                Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSMONICS, INC.

By	/s/ D. Dean Spatz
D. Dean Spatz, CEO

Dated:  April 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signatures	Title	Date

/s/	Keith B. Robinson	Chief Financial Officer	April 1, 2002
	Keith B. Robinson	(Principal Finance and Accounting Officer)

/s/	Ruth Carol Spatz	Director	April 1, 2002
Ruth Carol Spatz

		Director	April 1, 2002
Michael L. Snow

/s/	Ralph E. Crump	Director	April 1, 2002
Ralph E. Crump

/s/	Charles W. Palmer	Director	April 1, 2002
Charles W. Palmer

/s/	William Eykamp	Director	April 1, 2002
William Eykamp

/s/	Charles M. Brennan	Director	April 1, 2002
Charles M. Brennan

/s/	D. Dean Spatz	CEO, Chairman of the Board and Director	April 1, 2002
	D. Dean Spatz	(Principal Executive Officer)

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Sales	$207,439	$200,139	$187,028

Cost of sales	141,896	139,733	128,608

Gross profit	65,543	60,406	58,420

Operating expenses:

Selling, general and administrative	44,806	44,195	43,720
Research, development and engineering	7,743	7,886	7,694
Special charges	1,700	250	2,575
	54,249	52,331	53,989
Income from operations	11,294	8,075	4,431

Other income (expense), net:

Interest income	116	397	612
Interest expense	(2,555)	(4,337)	(4,053)
Other	507	3,947	2,058
	(1,932)	7	(1,383)
Income before income taxes	9,362	8,082	3,048

Income taxes (Note 10)	3,183	2,663	2,084

Net income	$6,179	$5,419	$964

Earnings per share – basic (Note 15)	$0.43	$0.38	$0.07

Earnings per share – assuming dilution (Note 15)	$0.42	$0.38	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

OSMONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$—	$21
Marketable securities (Note 3)	52	1,889
Trade accounts receivable, net of allowance for doubtful accounts of $963 in 2001 and $1,008 in 2000	34,890	36,765
Inventories (Note 4)	32,094	32,758
Deferred tax assets (Note 11)	4,867	4,314
Other current assets	2,041	2,487
Total current assets	73,944	78,234
Property and equipment, at cost:
Land and land improvements	5,366	5,056
Buildings	30,830	30,283
Machinery and equipment	76,282	76,943
	112,478	112,282
Accumulated depreciation	(53,314)	(55,381)
	59,164	56,901
Cash restricted for purchase and construction of equipment (Note 5)	325	325
Goodwill, net of accumulated amortization of $8,340 in 2001 and $6,478 in 2000	44,295	46,310
Long-term investments	2,617	2,688
Other assets, net of accumulated amortization of intangible assets of $1,910 in 2001 and $1,428 in 2000	4,453	4,234
Total assets	$184,798	$188,692

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,860	$15,262
Line of credit advances (Note 6)	9,500	15,000
Notes payable and current portion of long-term debt (Note 8)	4,119	4,759
Accrued compensation and employee benefits	4,282	3,391
Other accrued liabilities (Note 7)	12,428	10,393
Total current liabilities	42,189	48,805
Long-term debt (Note 8)	20,449	24,603
Deferred income taxes (Note 11)	6,763	6,335
Other liabilities	—	4
Commitments and contingencies (Note 13)
Shareholders’ equity (Note 9):
Common stock, $0.01 par value
Authorized – 50,000,000 shares
Issued – 2001: 14,523,579 and 2000: 14,408,634 shares	145	144
Preferred stock: Authorized - 500,000 shares; outstanding – none	—	—
Capital in excess of par value	24,701	23,818
Retained earnings	91,637	85,458
Total other comprehensive loss	(1,086)	(475)
Total shareholders’ equity	115,397	108,945
Total liabilities and shareholders’ equity	$184,798	$188,692

The accompanying notes are an integral part of the consolidated financial statements.

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operations:
Net income	$6,179	$5,419	$964
Non-cash items included in net income:
Depreciation and amortization	10,340	10,139	8,772
Deferred income taxes	93	1,609	3,227
Gain on sale of land and investments	(972)	(3,788)	(2,625)
Loss on sale of property and equipment	35	—	—
Special charges	1,574	—	3,610
Changes in assets and liabilities (net of business acquisitions):
Accounts receivable	2,133	(1,205)	(357)
Inventories	664	(8,158)	5,372
Other current assets	446	(366)	2,464
Accounts payable and accrued liabilities	(2,054)	(1,255)	(1,338)

Net cash provided by operations

18,438

2,395

20,089

Cash flows from investing activities:
Cash paid for acquisitions (net of cash acquired)	—	—	(6,846)
Purchase of investments	—	(1,178)	(3,603)
Maturities and sales of investments	2,188	14,029	6,409
Purchase of property and equipment	(10,430)	(7,058)	(8,323)
Proceeds from sale of property and equipment	575	367	747
Other	(1,174)	(1,322)	(728)

Net cash (used in) provided by investing activities

(8,841

)

4,838

(12,344

			)

Cash flows from financing activities:
(Payments) proceeds from notes payable and current debt	(6,140)	(1,553)	9,000
Reduction of long-term debt	(4,154)	(8,434)	(17,061)
Cash restricted for purchase and construction of equipment	—	—	235
Issuance of common stock	884	1,207	1,882

Net cash (used in) financing activities

(9,410

)

(8,780

)

(5,944

			)

Effect of exchange rate changes on cash	(208)	(239)	(570)
(Decrease) increase in cash and cash equivalents	(21)	(1,786)	1,231
Cash and cash equivalents - beginning of year	21	1,807	576
Cash and cash equivalents - end of year	$—	$21	$1,807

The accompanying notes are an integral part of the consolidated financial statements.

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Capital		Other	Total
	Common Stock		in Excess of	Retained	Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Income(2)	Equity

Balance – January 1, 1999

13,991,291

140

20,733

79,075

2,207

102,155

Comprehensive income
Net income	—	—	—	964	—	964
Other comprehensive income (loss) (1)
Translation adjustment	—	—	—	—	(570)	(570)
Marketable securities adjustment (3)	—	—	—	—	111	111
Other comprehensive (loss)	—	—	—	—	(459)	(459)
Total comprehensive income	—	—	—	—	—	505
Employee stock purchase plans	69,209	1	555	—	—	556
401(k) stock match	51,078	1	483	—	—	484
Stock options exercised	150,552	1	841	—	—	842

Balance - December 31, 1999

14,262,130

143

22,612

80,039

1,748

104,542

Comprehensive income
Net income	—	—	—	5,419	—	5,419
Other comprehensive (loss) (1)
Translation adjustment	—	—	—	—	(239)	(239)
Marketable securities adjustment (3)	—	—	—	—	(1,984)	(1,984)
Other comprehensive (loss)	—	—	—	—	(2,223)	(2,223)
Total comprehensive income	—	—	—	—	—	3,196
Employee stock purchase plans	74,017	1	522	—	—	523
401(k) stock match	59,748	—	498	—	—	498
Other	—	—	136	—	—	136
Stock options exercised	12,739	—	50	—	—	50

Balance - December 31, 2000

14,408,634

$

144

$

23,818

$

85,458

$

(475

)

$

108,945

Comprehensive income
Net income	—	—	—	6,179	—	6,179
Other comprehensive (loss) (1)
Translation adjustment	—	—	—	—	(208)	(208)
Marketable securities adjustment (3)	—	—	—	—	(403)	(403)
Other comprehensive (loss)	—	—	—	—	(611)	(611)
Total comprehensive income	—	—	—	—	—	5,568
Employee stock purchase plans	52,300	1	432	—		433
401(k) stock match	45,447	—	472	—	—	472
Other	—	—	(136)	—	—	(136)
Stock options exercised	17,198	—	115	—	—	115

Balance - December 31, 2001

14,523,579

$

145

$

24,701

$

91,637

$

(1,086

)

$

115,397

(1)             All items included in other comprehensive income (loss) are shown net of taxes.  The tax effect for the marketable securities adjustment was $(134), $(1,051) and $43 for 2001, 2000 and 1999, respectively.

(2)             Accumulated other comprehensive income (loss) is comprised of accumulated currency translation of $(1,045), $(837) and $(598) and marketable securities adjustment of $(32), $362 and $2,346 at December 31, 2001, 2000 and 1999, respectively.

(3)             Marketable securities reclassification adjustment for gains realized in net income (net of tax) was $642, $2,542 and $1,617 for 2001, 2000 and 1999, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

FIVE-YEAR RESULTS

(In thousands, except per share amounts)

INCOME DATA:

	Year Ended December 31,
	2001	2000	1999	1998	1997
Sales	$207,439	$200,139	$187,028	$179,742	$164,905	(a)

Income (loss) from continuing operations	6,179	5,419	964	(1,053)	8,643

Net income (loss)	6,179	5,419	964	(1,053)	9,793

Earnings (loss) per share – basic (Note 15)
Income (loss) from continuing operations	$0.43	$0.38	$0.07	$(0.08)	$0.60
Net income (loss)	$0.43	$0.38	$0.07	$(0.08)	$0.70

Earnings (loss) per share – assuming dilution (Note 15)
Income (loss) from continuing operations	$0.42	$0.38	$0.07	$(0.08)	$0.59
Net income (loss)	$0.42	$0.38	$0.07	$(0.08)	$0.68

Average shares outstanding
Basic	14,464	14,329	14,162	13,976	14,031
Assuming dilution	14,686	14,404	14,252	13,976	14,313

BALANCE SHEET DATA

Total assets	$184,798	$188,692	$194,366	$194,049	$164,483

Long-term debt	20,449	24,603	32,201	31,665	13,792

(a) Excludes impact of EITF 00-10 discussed in Note 1.

TWELVE-YEAR RESULTS

(In thousands, except per share amounts)

SUPPLEMENTARY DATA

These schedules present the prior twelve-year results of the Company as originally reported, before restatement of prior period data for those acquisitions accounted for as poolings-of-interests, to show the effect of the Company’s acquisition activity.

INCOME DATA:  (As originally reported)

	Year Ended December 31,
	2001		2000	1999		1998		1997		1996		1995		1994		1993		1992		1991		1990
Sales	$207,439		$200,139	$187,028		$179,742		$164,905	(e)	$155,946	(e)	$111,610	(e)	$96,180	(e)	$89,043	(e)	$50,541	(e)	$46,738	(e)	$43,553	(e)

Net income	7,301	(f)	5,419	4,533	(d)	6,516	(c)	9,452	(b)	13,467		11,212		9,955		7,895		4,528	(a)	3,902		3,714

BALANCE SHEET DATA: (As originally reported)

Total assets	$184,798		$188,692	$194,366		$194,049		$164,483		$152,176		$125,058		$102,035		$88,826		$60,300		$54,931		$54,370

Working capital	31,755		29,429	32,161		33,976		45,273		54,006		54,224		55,995		45,281		29,471		25,955		21,692

Long-term debt	20,449		24,603	32,201		31,665		13,792		15,900		12,441		14,050		13,913		13,221		13,697		13,761

Shareholders’
equity	115,397		108,945	104,542		102,155		102,375		97,943		78,471		63,751		52,070		33,793		28,891		24,720

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

(e)             Excludes impact of EITF 00-10 discussed in Note 1.

(f)               Excludes impact of December 2001 special charge of $1,700.

QUARTERLY FINANCIAL DATA

(In thousands, except per share amounts)

Quarterly Financial Data - 2001

	Quarter Ended
	March 31	June 30	September 30	December 31(a)
Sales	$53,302	$51,721	$48,372	$54,044

Gross profit	17,698	16,244	13,911	17,690

Net income	2,731	1,161	1,139	1,148

Net income per share – basic	0.19	0.08	0.08	0.08

Net income per share – assuming dilution	$0.19	$0.08	$0.07	$0.08

(a)             Special charges of $1,700 ($0.08 per share after taxes assuming dilution) were recorded during the fourth quarter of 2001.

Quarterly Financial Data - 2000

	Quarter Ended
	March 31	June 30	September 30	December 31
Sales	$51,095	$50,110	$48,463	$50,471

Gross profit	16,284	15,888	14,100	14,134

Net income	1,592	1,848	1,019	960

Net income per share – basic	0.11	0.13	0.07	0.07

Net income per share – assuming dilution	$0.11	$0.13	$0.07	$0.07

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

Beginning in 2001, sales under long-term contracts for which the Company acts as the general contractor for the installation, are recorded on a percentage-of-completion method measured on the cost-to-cost basis for contracts.  Provisions for anticipated losses on such long-term contracts are recorded in full when such losses become evident.

All of the Company’s other product and service sales are recognized when an agreement of sales exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured.  Sales revenue associated with the initial start-up or installation of the equipment is deferred until the service has been completed and the associate costs incurred.

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

The Company considers highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Inventories are stated at lower of cost (first-in, first-out method) or market for all operations except for two plants, which are valued using the last-in, first-out method.

Property and equipment are recorded at cost less accumulated depreciation.  For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment.

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

The excess of cost over the fair market value of assets acquired in acquisitions is amortized over not more than 40 years, with the majority at 30 years.  Other intangibles are carried at cost and amortized using the straight–line method over their estimated lives of 5 to 20 years.  In 1999, the estimated life of 40 years for the recorded AquaMatic goodwill was reduced to 10 years based on the maturity of the product line and continued softness of the Asia/Pacific market.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 on impairment of long-lived assets, the carrying values of these intangibles are reviewed quarterly for impairment using discounted cash flows when events or circumstances warrant such a review (see Note 16).

On October 3, 2001, the Financial Accounting Standards Board approved its proposed FAS No. 144 (FAS 144), “Accounting for Impairment or Disposal of Long-Lived Assets.”  FAS 144 prescribes a consistent accounting model for long-lived assets to be disposed of by other than a sale, regardless of whether the asset was previously held and used or newly acquired.  The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001.  The Company is evaluating the impact of the adoption of this Standard and has not yet determined the effect of adoption on its financial position and results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS 143), “Accounting for Asset Retirement Obligations.”  FAS 143 requires entities to recognize the fair value of a liability for tangible long-lived asset retirement obligations in the period incurred, if a reasonable estimate of fair value can be made.  The provisions of FAS 143 will be effective for fiscal years beginning after June 15, 2002.  The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

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

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value.  The accounting for changes in the fair value of derivatives depends on their intended use and designation.  Management has reviewed the requirements of SFAS No. 133 and has determined that they have no embedded derivatives.  All contracts that contain provisions meeting the definition of a derivative, except for one described below, also meet the requirements of, and have been designated as, normal purchases or sales.  The Company’s general policy is to not enter into contracts containing derivatives with terms that cannot be designated as normal purchases or sales.

In 2001, the Company entered into a hedge contract to help offset foreign currency risk related to its European foreign subsidiary.  The instrument hedges certain levels of the subsidiary’s local euro currency exposure to the U.S. dollar and expires in June 2002.  The Company has chosen, as permitted by FAS 133, to record the changes in the fair value of the instrument in other income (expense) in the period of change.

In May 2000, the Emerging Issues Task Force in EITF 00-10 reached a consensus on the issue of “How a seller of goods should classify in the income statement amounts billed to a customer for shipping and handling.”  The consensus was that all amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue.  The Company adopted EITF 00-10 in the fourth quarter 2000.  Comparative financial statements for prior periods have been reclassified to comply with the classification guidelines of this issue.  Freight revenue added to sales and cost of goods sold were $3,586, $3,104 and $2,357 in 2001, 2000 and 1999, respectively.

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

2.             Business Acquisitions

On July 1, 1999, the Company acquired all of the equity interest of ZyzaTech Water Systems, Inc. (ZyzaTech) of Seattle, Washington.  The purchase price was approximately $10,000 and included $8,600 of goodwill, which is being amortized on the straight-line method over 20 years.  ZyzaTech products are being sold through their existing distribution channels, offering a broadened line of hemodialysis products. The acquisition, included in the Process Water segment, was recorded under the purchase method of accounting.

The results of operations of ZyzaTech are included in the consolidated statements of operations from the date of acquisition.

Pro forma 1999 combined financial results of Osmonics, Inc. and ZyzaTech would be as follows:

1999	Osmonics	ZyzaTech	Combined
Sales	$187,028	$5,826	$192,854
Income from operations	4,431	397	4,828
Acquisition interest expense	320	320	640
Net income	964	57	1,021
Net income per share - assuming dilution	$0.07		$0.07

The Company has $13,700 of goodwill recorded as of December 31, 2001 associated with the 1998 acquisition of Membrex Corp. (Membrex).  Safety Kleen (SK), the principal customer for the Membrex products, filed for Chapter 11 bankruptcy in June 2000.  As a result, 2001 sales to SK of $1,878 were $1,909 below same period 2000 sales of $3,787.  SK has continued to order product and parts at reduced levels to support its installed base.  Future sales levels are uncertain and could be minimal.

On December 21, 2001, the Company signed a new agreement with SK, which continues the business relationship on a non-exclusive basis.  This new agreement enables the Company to actively market its product through other sales channels.  The Company has developed a business plan and hired a sales and technical support staff dedicated to pursuing sales in such channels in 2002 and beyond.

In February 2002, it was announced that Clean Harbors, Inc. (Nasdaq: CLHB), an industry-leading environmental services provider, has entered a definitive agreement to acquire Safety-Kleen’s Chemical Service Division, subject to approval by the Bankruptcy Court and various regulatory agencies.  At this point, Management is unable to determine the financial impact of such a transaction to the Company.

The Company is monitoring the Chapter 11 bankruptcy proceedings to determine any further financial impact to the Company.

The Company has determined that two-thirds ($9,100) of the Membrex goodwill is associated with these products.  The Company has concluded there was no impairment of goodwill at December 31, 2001.  In its analysis, management used a discounted cash flow model in accordance with current accounting guidelines.  This analysis includes a detailed sales plan with sales of product through new sales channels and anticipates an ongoing business relationship with SK while it proceeds through and comes out of bankruptcy.  The ongoing business relationship assumes that SK will continue to purchase replacement membrane for existing product installations.

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

3.             Marketable Securities

The Company considers all of its marketable securities available-for-sale.

Marketable securities at December 31, 2001 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Corporate debt securities and other 0-5 year maturity	100	—	(48)	52

Total before-tax effect	$100	—	(48)	$52

Deferred tax effect of unrealized (gains) losses		—	16

Net unrealized gains (losses) on marketable securities		$—	$(32)

Marketable securities at December 31, 2000 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Municipal bonds 0-5 year maturity	100	—	—	100

Corporate debt securities and other 0-5 year maturity	100	—	(1)	99

Equity securities	919	815	(44)	1,690

Total before-tax effect	$1,119	815	(45)	$1,889

Deferred tax effect of unrealized (gains) losses		(432)	24

Net unrealized gains (losses) on marketable securities		$383	$(21)

Proceeds from sales of available-for-sale securities for the years ended December 31, 2001, 2000 and 1999 were $2,188, $13,740 and $6,409, respectively.  The gains and losses on these sales, determined on the specific identification method, were $972 and $0 in 2001, $4,102 and $314 in 2000, and $2,813 and $442 in 1999 and are included in Other Income.

Market values are based on quoted market prices.

4.                             Inventories

Inventories consist of the following:

	December 31,
	2001	2000
Finished goods	$9,353	$8,013
Work in process	9,415	8,775
Raw materials	14,958	17,695
	33,726	34,483
Adjustment to reduce inventories of $9,487 and $11,643 to the last-in, first-out method (see Note 1)	(1,632)	(1,725)
	$32,094	$32,758

Pretax income (expense) realized from changes in LIFO inventory valuations for the years ended December 31, 2001, 2000 and 1999 were $84, ($206) and $449, respectively.

5.          Restricted Cash

Cash restricted for purchase and construction of equipment at December 31, 2001 and 2000 represents proceeds received from the issuer of Industrial Development Revenue Bonds (see Note 8) restricted to the purchase and construction of property and equipment used in one of the Company’s operations.

6.          Line of Credit

The Company, at December 31, 2001, had an unsecured revolving line of credit of $24,000.  The revolving line of credit matures on March 31, 2003, and borrowings bear a variable interest rate related to LIBOR (London Interbank Offer Rate) or prime.  The terms of the credit agreement contain certain restrictions related to financial ratios, indebtedness, tangible net worth and capital expenditures.  As of December 31, 2001, the Company was in compliance with all debt covenants.  As of December 31, 2001, the Company had borrowings outstanding under the line of $9,500 and the interest rate was 3.03%.  At December 31, 2000, the Company had borrowings outstanding under the line of $15,000 and the interest rate was 8.25%.

7.                             Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2001	2000
Warranty and start-up	$2,196	$2,222
Professional fees and other accruals	3,556	3,249
Taxes	2,038	1,428
Deferred acquisition-related payments	—	53
Corporate restructuring	1,389	160
Customer deposits	3,249	3,281
	$12,428	$10,393

8.                             Debt

Long-term debt is as follows:

	December 31,
	2001	2000
Promissory notes; interest payable quarterly at the three-month LIBOR plus 125 b.p.; due through 2001. The interest rate on December 31, 2000 was 7.91%.	$—	$2,875

Industrial development revenue bonds (IDRBs), principal due in varying annual payments through 2007; interest payable monthly at a variable rate determined periodically by the bond remarketing agent (6.45% at December 31, 2001).	5,650	6,300

Promissory notes; interest payable quarterly at fixed rate of 6.72%; due through 2008.	4,000	4,000

Promissory notes; interest payable quarterly at the three-month LIBOR plus 75 b.p.; due through 2008. The interest rate on December 31, 2001 was 3.40%.	12,000	12,000

Mortgage notes payable to two French banks; interest payable monthly at PIBOR (Paris Interbank Offer Rate) plus 40 b.p.; due through 2001. The interest rate on December 31, 2000 was 5.34%.	—	108

Mortgage notes payable to two French banks; interest payable monthly at fixed rate of 4.45%; due through 2006.	1,073	1,373

Promissory notes; interest payable annually at fixed rate of 8.00%; due through 2003.	966	1,583

Other notes	879	1,123
	24,568	29,362

Current portion	(4,119)	(4,759)

	$20,449	$24,603

The IDRB debt and the mortgage notes payable to French banks are collateralized by real and personal property of the Company.

Aggregate maturities of long-term debt outstanding at December 31, 2001 are:

2002 - $3,832; 2003 - $3,680; 2004 - $3,186; 2005 - $3,197; 2006 - $2,949; beyond 2006 - $7,276.

Capital Leases – The Company leases its vehicles under noncancelable capital leases expiring in 2004.  The total leased assets were $1,361, and related accumulated amortization was $834 as of December 31, 2001.  Depreciation charged on assets under capital lease during 2001 was $282.  These amounts are included in the Company’s operating expenses.  Minimum future lease obligations under the capital lease for the Company’s vehicles as of December 31, 2001 are as follows:

Year ending December 31:
2002	$316
2003	140
2004	14
2005	2
2006	—
Total minimum lease payments	472
Less amount representing interest	24
Present value of minimum lease payments	448
Less current portion	287
Long-term portion	$161

The Company’s promissory notes contain a covenant, which limits the payment of dividends to shareholders.  At December 31, 2001 approximately $13,632 of retained earnings was eligible for dividend distribution under this covenant.  The Company’s various debt agreements contain certain restrictions related to financial ratios, indebtedness, tangible net worth and capital expenditures.  As of December 31, 2001 the Company was in compliance with all debt covenants.

The Company also has an unsecured standby letter of credit of $5 million with a large financial institution.  As of December 31, 2001 no amount was outstanding.

Cash payments for interest related to all debts of the Company were $2,695, $4,169 and $4,086 for the years ended December 31, 2001, 2000 and 1999, respectively.

9.                             Stock Options

The Company’s 1993 Stock Option Plan, with 950,000 reserved common shares, is intended to facilitate ownership and increase the interest of key employees in the growth and performance of the Company, thus enhancing the value of the Company for the benefit of the shareholders.  Options are granted at a price not less than fair market value on the date of the grant and become exercisable over a period of up to ten years, after which they expire.  The 1993 Stock Option Plan terminates on September 1, 2003.

The Company’s 1995 Director Stock Option Plan, with 250,000 reserved common shares, provides that each director of the Company shall automatically receive, as of the date of each Annual Meeting of Shareholders, a non-qualified option to purchase 3,000 shares of the Company’s common stock.  The options have a ten-year term and are exercisable one year after the grant date at an exercise price equal to the fair market value of the shares on the grant date.  The 1995 Director Stock Option Plan terminates on May 17, 2005.

Shares reserved for future issuance under all of the Company’s plans totaled approximately 1.899 million at December 31, 2001.

The Company applies Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans.  No compensation cost has been recognized for its stock-based compensation plans as the exercise price of the stock option grants was equal to the fair market value of the shares on the grant date.  Had compensation costs been determined based on the fair value of the 2001, 2000 and 1999 stock option grants consistent with the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been reported as the following pro forma amounts:

	2001	2000	1999
Net income
As reported	$6,179	$5,419	$964
Pro forma	5,979	5,200	738

Earnings per share – assuming dilution
As reported	$0.42	$0.38	$0.07
Pro forma	$0.41	$0.36	$0.05

The fair value of the stock options used to calculate the pro forma net income and earnings per share amounts above is estimated using the Black-Scholes options pricing model with the following weighted average assumptions:

	2001	2000	1999
Dividend yield	0%	0%	0%
Expected volatility	55.1%	30.0%	46.9%
Risk-free interest rate	5.5%	7.0%	6.5%
Expected life	5.0	5.0	5.0

Information related to stock options at December 31 under the aforementioned stock option plans is as follows:

Stock Options	2001		2000		1999
	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price
Outstanding at beginning of year	1,212	$9.85	1,025	$10.76	947	$10.21
Granted	213	11.32	353	7.77	255	8.93
Exercised	(17)	6.66	(13)	3.92	(151)	3.76
Forfeited	(77)	9.86	(153)	11.66	(26)	12.71
Outstanding at end of year	1,331	10.12	1,212	9.85	1,025	10.76
Options exercisable at year-end	754	10.50	592	10.75	487	10.64
Weighted average fair value of options granted during the year	$6.55		$3.11		$4.44

The following table summarizes information about stock options outstanding at December 31, 2001:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Shares Outstanding at 12/31/01 (000)	Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable at 12/31/01 (000)	Weighted Average Exercise Price
$5.86	- 6.72	202	2.1 yrs	$5.95	202	$5.95
6.73	- 8.95	512	8.1 yrs	7.96	159	8.02
8.96	- 13.42	392	7.4 yrs	11.32	190	10.67
13.43	- 17.90	194	5.6 yrs	16.24	172	16.28
17.91	- 22.38	31	4.5 yrs	19.57	31	19.57

In 1998, the Company adopted a Stock Match Plan under which the Company matches, in the form of company common stock, certain eligible U.S. employee savings plan contributions.  Employees are vested in the shares immediately.  Shares issued under the Stock Match Plan were 45,447, 59,748 and 51,078 shares at a cost of approximately $472,000, $498,000 and $483,000 in 2001, 2000 and 1999, respectively.  At December 31, 2001, there were approximately 220,260 shares reserved for future issuance.

The Company has an Employee Stock Purchase Plan which allows eligible employees to purchase common shares of the Company at 85% of market price.  During 2001, 52,300 shares were issued at prices ranging from $6.21 to $11.90 per share.  During 2000, 74,017 shares were issued at prices ranging from $5.84 to $7.86 per share.  During 1999, 69,209 shares were issued at prices ranging from $6.80 to $9.99 per share.  At December 31, 2001, there were approximately 417,600 shares reserved for future issuance.

The Company had 500,000 authorized and unissued shares of preferred stock at December 31, 2001 and 2000.

10.        Income Taxes

Income tax expense (benefit) consists of:

	Year ended December 31,
	2001	2000	1999
Current:
Federal	$2,637	$1,339	$300
State	81	133	(213)
Foreign	(38)	61	162
Deferred:
Losses and credits not usable in current year, carried forward to future years	(110)	(29)	(1,319)
Depreciation	69	89	(26)
Amortization of intangibles	262	298	1,635
Net operating loss usage	695	712	512
Allowance for doubtful accounts, start-up, warranty, inventory and other accruals	(729)	520	424
Deduction for unqualified option exercise	—	—	251
Other	316	(460)	358
Total provision	$3,183	$2,663	$2,084

Other deferred income tax expense (benefit) includes multiple items with no one item exceeding 5% of income before income taxes.

Cash payments for income taxes were $2,460, $1,344 and $1,155 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Osmonics generated a net operating loss (NOL) of $1,639 in 1999.  The entire loss was used as an offset against income generated in 1997, which resulted in a refund of $556 received in 2000. The net operating loss and credit carryforwards that remain have expiration dates will expire in years ranging from the year 2003 to the year 2020.

The tax effects of the distributing of the foreign subsidiaries’ accumulated earnings to the United States parent are not reflected on the financial statements.  This has not been included because it is the intent of the Company to reinvest all foreign subsidiaries’ earnings outside the United States.  The cumulative total of undistributed earnings for which deferred tax has not been included are $1,981.

A reconciliation of the income taxes computed at the federal statutory rate to the Company’s income tax expense is as follows:

	Year Ended December 31,
	2001	2000	1999
Taxes at federal rate (35%)	$3,276	$2,829	$1,067
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(111)	217	6
Foreign Sales Corp. benefit	(746)	(571)	(615)
Tax credits	(109)	(109)	(227)
Tax-exempt interest/dividend deduction	—	(55)	(100)
Effect of foreign affiliates with different tax rates or net losses	(109)	119	15
Nondeductibility of intangible write-offs and amortization	464	469	1,547
Other	518	(236)	391
Total provision	$3,183	$2,663	$2,084

Other adjustments increase (decrease) includes multiple items with no one item exceeding 5% of income before income taxes.

11.                       Deferred Tax Assets and Liabilities

Temporary differences which give rise to deferred tax assets and liabilities are as follows as of December 31:

	2001	2000
Current assets:
Allowance for doubtful accounts, start-up, warranty and other accruals	$3,960	$3,192
Unrealized gain on marketable securities	7	(408)
Inventory costs capitalized for tax	39	66
Net operating losses available for carryback or carryforward	928	1,400
Other	(67)	64
Total current deferred assets	$4,867	$4,314
Noncurrent liabilities:
Depreciation	$4,033	$3,932
Amortization of intangibles	2,350	2,165
Other	380	238
Total noncurrent deferred tax liabilities	$6,763	$6,335

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

The Filtration and Separations segment includes products such as filter cartridges, membrane elements, membranes, instruments and laboratory products.  The Process Water segment includes products such as pumps, housings, valves, controls, reverse osmosis/ultrafiltration (RO/UF) machines, ozonators and water treatment systems used for industrial, commercial and municipal applications.  The Household Water segment includes products such as valves, controls and home reverse osmosis membranes and filters used for the residential water purification and water softening markets.  Each segment is currently supported by several manufacturing facilities, a sales force and various corporate functions.  The segments do not have separate accounting, administration or research and development functions.

The reportable segment information for 2001, 2000 and 1999 is as follows (all segment information excludes the impact of special charges):

	Year Ended December 31,

	2001	2000	1999
Sales:
Filtration and Separations	$83,208	$79,977	$78,640
Process Water	87,152	80,647	71,306
Household Water	37,079	39,515	37,082
Net Sales	207,439	200,139	187,028
Gross Profit:
Filtration and Separations	30,447	27,526	30,315
Process Water	23,504	20,141	17,078
Household Water	11,592	12,489	12,062
Gross Profit	65,543	60,156	59,455
Operating Income:
Filtration and Separations	7,518	4,986	7,159
Process Water	3,485	(191)	(1,299)
Household Water	1,991	3,280	2,181
Operating Income	$12,994	$8,075	$8,041

Management does not report the balance sheet or any cash-generating measurements by such segments.

All operations for which geographic data is presented below are in one principal industry (design, manufacture and marketing of machines, systems, instruments and components used in the processing of fluids).

	2001	2000	1999
Sales to unaffiliated customers from:

United States	$189,854	$182,324	$172,194
Foreign operations	17,585	17,815	14,834

Transfers from (to) geographic areas:

United States	12,334	15,253	10,142
Foreign operations	(12,234)	(15,253)	(10,142)

	$207,439	$200,139	$187,028

Income (loss) from operations before income taxes:

United States	$9,526	$7,952	$2,681
Foreign operations	(164)	130	367

	$9,362	$8,082	$3,048

Tangible assets:

United States	$129,868	$130,445	$135,138
Foreign operations	8,462	9,872	9,028
	$138,330	$140,317	$144,166

NOTE:  Transfers are made at fair market value.

Sales by United States operations to unaffiliated customers in foreign geographic areas are as follows:

	Year Ended December 31,
	2001	2000	1999
Asia/Pacific	$21,509	$22,653	$17,953
Euro/Africa	16,761	14,771	18,437
Americas	14,538	15,297	10,491
	$52,808	$52,721	$46,881

Sales to unaffiliated customers in foreign geographic areas are as follows:

	2001	% of Total Sales	2000	% of Total Sales	1999	% of Total Sales
Asia/Pacific	$21,509	10.4	$22,653	11.3	$17,953	9.6
Euro/Africa	34,346	16.5	32,586	16.3	33,271	17.8
Americas	14,538	7.0	15,297	7.6	10,491	5.6
Total Sales	$70,393	33.9	$70,536	35.2	$61,715	33.0

13.        Commitments and Contingencies

Operating Leases - The Company leases facilities for sales, service, or manufacturing purposes in Iowa, Massachusetts, New Jersey, Washington and Wisconsin in the United States, as well as in China, Germany, Hong Kong, Japan, Singapore, Switzerland and Thailand.

Future minimum lease payments on all operating leases of $2,892 are payable as follows:  2002 - $1,251; 2003 - $891; 2004 - $365; 2005 - $243 and 2006 - $142.  Rent expense for the three years ended December 31 was:  2001 - $1,871; 2000 - $1,942; and 1999 - $2,316.

The Company’s aggregate outstanding capital expenditure commitments were less than $1,00 as of December 31, 2001.

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

Total expense recognized by the Company under this plan amounted to $360, $300 and $284 in 2001, 2000 and 1999, respectively.

15.        Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share from operations.

	2001	2000	1999
Earnings per share - basic
Income from operations available to common stockholders	$6,179	$5,419	$964
Weighted average shares outstanding	14,464	14,329	14,162
Income from operations per share – basic	$0.43	$0.38	$0.07
Earnings per share – assuming dilution
Income from operations available to common stockholders	$6,179	$5,419	$964
Weighted average shares outstanding	14,464	14,329	14,162
Dilutive impact of stock options outstanding	222	75	90
Weighted average shares and potential dilutive shares outstanding	14,686	14,404	14,252
Income from operations per share – assuming dilution	$0.42	$0.38	$0.07

Additionally, options to purchase 594,000 shares of common stock at a range of $11.62 to $19.88 were outstanding during 2001 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common share.

16.        Special Charges

Special charges in 2001 included $1,100 related to the closure of the Company’s Syracuse, New York manufacturing facility and $600 in corporate restructuring.  Closure costs include asset write-downs, workforce reduction severance, and facility closing/consolidation costs.  Certain manufacturing efforts will be relocated to another existing location while others will be exited as a result of the facility closure.  Discontinuance and relocation of such manufacturing has risks associated with potential production interruptions; however, management’s current assessment is that these risks can be effectively managed to minimize impact to sales.  Corporate restructuring costs include workforce reduction severance and asset write-downs costs.

Workforce reductions of 50 employees with expected severance/outplacement costs of $235 related to the Company’s Syracuse, New York facility were included in the 2001 special charge.  Workforce reductions of 34 employees with expected severance/outplacement costs of $405 related to the corporate restructurings were included in the 2001 special charge.

Special charge expenditures in 2001 were $126 for workforce reductions and $185 for corporate restructuring asset write-downs.

In 2000, the Company recorded a $250 recovery of 1999 special charge inventory accruals primarily due to gains recognized on the sale of inventory at the Company’s Rockland, Massachusetts manufacturing facility, which reduced cost of goods sold.  The special charge of $250 related to workforce reduction severance costs.  Workforce reductions of 75 employees with expected severance/outplacement costs of $250 related to the first quarter 2000 restructuring of several corporate functions and the planned third quarter 2000 closure of the Company’s Phoenix, Arizona facility.

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

Asset impairment charges of $3,500 in 1999 relate to the AquaMatic acquisition in 1997 by the Company (see Note 1).  The impairment charge was based on the 1999 operating results and the estimated discounted future cash flows of the products.

Inventory charges of $1,035 in 1999 represent the net book value of inventory at two manufacturing locations that will not be utilized in ongoing production of the Company’s products or be recovered through other methods of disposal.

Corporate restructuring and consolidation of operations costs of $1,233 in 1999 primarily include facility closing/consolidation, asset write-downs and workforce reduction severance costs.  Facility-related costs relate to closing two manufacturing facilities and relocating certain manufacturing-related activities to other existing locations.

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

Special charge expenditures in 1999 were $850 for inventory costs, $164 for workforce reductions and $830 for facility closing/consolidation costs in 2000.  In 2000, $79 of the 1999 special charge accrual was used to offset the 2000 special charges accrual shortfall.  The remaining accrual balance of $160 related to costs incurred in January 2001 to exit the Company’s Rockland, Massachusetts manufacturing facility.

INDEPENDENT AUDITORS’ REPORT

Osmonics, Inc.

Board of Directors and Shareholders

Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Osmonics, Inc. and Subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ending December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota

March 1, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITIONS AND RESULTS OF OPERATIONS

(Dollars in thousands, except share data)

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in this report.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of net sales for the periods indicated.

				Increase (Decrease)
	Years Ended December 31,			2001 vs.	2000 vs.
	2001	2000	1999	2000	1999
Net sales	100.0%	100.0%	100.0%	3.6%	7.0%
Cost of goods sold	68.4	69.8	68.8	1.5	8.7
Gross profit	31.6	30.2	31.2	8.5	3.4
Selling, general and administrative	21.7	22.2	23.3	1.4	1.1
Research, development and engineering	3.7	3.9	4.1	(1.8)	2.5
Special charges	0.8	0.1	1.4	580.0	(90.3)
Operating profit	5.4	4.0	2.4	39.9	82.2
Other income (expense)	(0.9)	—	(0.7)	n/a	100.5
Income taxes	1.5	1.3	1.2	19.5	27.8
Net income (loss)	3.0	2.7	0.5	14.0	462.1

Comparison of Years Ended December 31, 2001 and December 31, 2000

Net Sales for 2001 increased $7,300 or 3.6% to $207,439 as compared to net sales of $200,139 for 2000.  The 2001 sales increase was the result of organic sales growth as there were no acquisitions in 2001.  Sales in 2001 increased in both the Filtration and Separations and Process Water segments while the Household Water segment sales decreased.  Segment results are discussed later in this section.  Overall, international sales decreased $143 (0.2%).  The deterioration of the euro in comparison to the U.S. dollar negatively impacted 2001 and 2000 sales by approximately $977 (0.5% of net sales) and $580 (0.3% of net sales), respectively.  2001 sales to customers in Euro/Africa improved $1,760 (5.4%) while sales to customers in Asia/Pacific and the Americas declined $1,144 (5.1%) and $759 (5.0%), respectively.

Gross Profit for 2001 increased $5,137 or 8.5% to $65,543 as compared to $60,406 in 2000.  As a percentage of net sales, gross profit increased to 31.6% from 30.2% in 2000.  2000 gross profit includes $250 (0.1% of net sales) of a special inventory recovery related to a plant closing recorded in the first quarter 2000.  The increase in gross profit percentage is primarily due to higher sales volume, better utilization of factories, and tight cost control.

To further reduce manufacturing capacity and costs in order to improve gross margins, the Company announced in December 2001 the closure of the Syracuse, New York facility scheduled for mid 2002.  This is a continuation of a Company-wide restructuring plan initiated two years ago that has included the closure of one facility (Rockland, Massachusetts) on December 31, 1999, another (Denver, Colorado) in September 2000, and a third facility (Phoenix, Arizona) in October 2000.

2001 gross margins benefited from five relocations of certain production capabilities completed in 2000 related to efforts to focus its factories and eliminate duplicate capabilities and the associated cost and overhead structures.  One-time costs of physically moving the manufacturing efforts and near-term inefficiencies inherent with such changes negatively impacted margins of the Company during 2000.  In 2001, additional production capabilities were relocated with little impact to margins.  With the planned closure of the Syracuse facility in mid 2002, additional one-time costs of physically moving manufacturing efforts and near-term inefficiencies inherent with such changes are anticipated in 2002.

Through improvements made in certain manufacturing processes and a better understanding of various chemical processes, the Company was able to achieve certain scrap reduction targets in 2001.  In addition, many 2001 and planned 2002 capital expenditures are focused on membrane and filtration technology manufacturing equipment which should further reduce scrap.

Material and energy costs remained relatively flat in 2001 after notable increases experienced in 2000.  The largest raw material impacts in 2000 were improved in 2001 as surcharges on stainless steel were reduced and polypropylene costs returned to more historical levels.  Energy costs at the Company’s Vista, California facility approximated the increased levels experienced in the second half of 2000 when the state of California entered its energy crisis.  This resulted in increased 2001 utility costs of approximately $600 compared to those incurred in the first half of 2000.  The reduction of manufacturing scrap and the improvement in raw material sourcing continue to be Company priorities in Year 2002.

The deterioration of the euro in comparison to the U.S. dollar negatively impacted 2001 and 2000 gross margin by approximately $977 (0.5% of net sales) and $580 (0.3% of net sales), respectively.

Selling, General and Administrative Expenses increased $611 or 1.4% to $44,806 in 2001 as compared to $44,195 in 2000.  As a percentage of sales, SG&A decreased from 22.2% to 21.7% in 2001.  The 2001 increase is primarily attributed to increased general and administrative costs primarily associated with legal and professional fees.  The Company has attempted to manage expenses through various efforts to restructure the Company, improve the utilization of the Company’s ERP (Enterprise Resource Planning) system and focus the number of products sold and the markets served by the Company.  Also, the Company continues to centralize its sales efforts within business segments to focus responsibility for customer relationships.

Research, Development and Engineering Expenses decreased $143 or 1.8% to $7,743 in 2001, compared to $7,886 in 2000.  As a percentage of sales, the R&D expenses were 3.7% and 3.9% in 2001 and 2000, respectively.  The decrease as a percent of sales is the result of the Company continuing to focus its R&D efforts to eliminate duplication, to concentrate on new product development and improve timeliness to market.  The Company believes the current level of funding is adequate to support its product development priorities throughout 2002.

Special Charges of $1,700 ($1,122 net-of-tax or $0.08 per diluted share) were recorded in the fourth quarter of 2001.  Charges included $1,100 related to the closure of the Company’s Syracuse, New York manufacturing facility and $600 related to corporate restructuring.  The special charges are summarized below:

Plant closure	$1,100

Corporate restructuring	600
Special charges	$1,700

Other Expense includes interest income, interest expense, gains on asset sales and other miscellaneous items.  This increased $1,939 to $1,932 in 2001, compared to income of $7 in 2000.  The 2001 change is primarily the result of $3,788 pretax gains ($0.18 per diluted share after tax) recognized on the sale of securities during 2000 compared to $972 pretax gains ($0.04 per diluted share after tax) in 2001.  Net interest expense decreased $1,501 to $2,439 in 2001 compared to $3,940 in 2000.  2001 interest expense decreased $1,782 as a result of lower overall debt levels and lower interest rates.  Also, 2001 interest income decreased $281 resulting from the liquidation of marketable securities in 2000 and 2001.

Income Taxes increased $520 to $3,183 in 2001 compared to $2,663 in 2000.  The effective tax rate for the year ended December 31, 2001 was 34.0% compared to 32.9% for the same period in 2000.

Net Income increased $760 to $6,179 ($0.42 per diluted share) in 2001, compared to $5,419 ($0.38 per diluted share) in 2000.  Net income in 2001 was negatively impacted by special charges totaling $1,700 ($0.08 per diluted share).  Without the special charges, 2001 net income would have been $7,301 ($0.50 per diluted share).  There were no net special charges in 2000.

Comparison of Years Ended December 31, 2000 and December 31, 1999

Net Sales for 2000 increased $13,111 or 7.0% to $200,139 as compared to net sales of $187,028 for 1999.  The 2000 sales increase was primarily the result of renewed organic sales growth of 6%.  Sales in 2000 benefited from the full year impact of ZyzaTech ($6,500), acquired in third quarter 1999, and were negatively impacted by product lines that were exited as a result of closing certain manufacturing facilities ($4,900).  Sales in 2000 increased in all segments of the Company.  Overall, international sales increased $8,821 (14.3%).  The deterioration of the euro in comparison to the U.S. dollar negatively impacted Year 2000 sales by approximately $580 (0.3% of net sales).  2000 sales to customers in the Americas and Asia/Pacific improved $4,806 (45.8%) and $4,700 (26.2%), respectively, while sales to customers in Euro/Africa declined $685 (2.1%).

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

The Company relocated certain production capabilities throughout the year as it continued its efforts to focus its factories and eliminate duplicate capabilities and the associated cost and overhead structures.  Five such relocations were completed during 2000.  One-time costs of physically moving the manufacturing efforts and near-term inefficiencies inherent with such changes negatively impacted margins of the Company during the year.

In the process of relocating production capabilities, the Company was unable to achieve its expected scrap reduction targets.  The Company experienced increasing raw material and energy costs in 2000 and was unable to offset such costs with price increases.  Specifically, surcharges on stainless steel and increased polypropylene costs were the largest raw material impacts.  While energy costs increased throughout the Company, the increases were more substantial at the Company’s Vista, California facility.  Should the energy costs in 2001 remain at levels experienced in California during the second half of 2000, the Company anticipates approximately $600 of additional costs that it may not be able to pass on to its customers.  The reduction of manufacturing scrap and the improvement in raw material sourcing remain continuing priorities in Year 2001.

The deterioration of the euro in comparison to the U.S. dollar negatively impacted Year 2000 gross margin by approximately $580 (0.3% of net sales).

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

Liquidity and Capital Resources

At December 31, 2001, the Company had cash and marketable securities of $52 as compared to $1,910 at December 31, 2000.  The decrease in cash and marketable securities was primarily the result of the Company liquidating $2,188 of its marketable securities portfolio during 2001.  This compares to $13,740 and $6,409 of marketable securities liquidated in 2000 and 1999, respectively.

Cash provided by operations was $18,438, $2,395 and $20,089 for the years ended December 31, 2001, 2000 and 1999, respectively.  The increase in cash provided by operating activities during 2001 was principally due to improved earnings and reductions in accounts receivable and inventory.  The reduction in cash provided by operating activities during 2000 was principally due to the Company’s decision to strategically build inventory levels of high volume items to better serve its customers.  The combination of Year 2000 inventory increase of $8,158 and a 1999 inventory decrease of $5,372 resulted in total cash flow from operations impact change of $13,530.

Capital expenditures for the years ended December 31, 2001, 2000 and 1999 were $10,430, $7,058 and $8,323, respectively.  Depreciation for the same time periods was $7,557, $7,300 and $6,632, respectively.  The Company anticipates increasing its investment in capital assets in 2002.  At December 31, 2001, the Company’s aggregate commitments for capital expenditures were less than $1,000.

In the first quarter of 2000, the Company amended its loan agreement and reduced the Company’s unsecured revolving line of credit to $30,000 from $35,000.  In the second quarter 2000, the Company negotiated the release of collateral arrangements with its lenders associated with $10,000 of its marketable securities portfolio.  As a result, the Company liquidated that portion of its marketable securities portfolio and used the proceeds to reduce aggregate debt levels, fund current operations and enter into a loan agreement amendment that reduced the Company’s unsecured revolving line of credit to $24,000 from $30,000.  At December 31, 2001, the Company had $14,500 available under the revolving line of credit, compared to $9,000 as of December 31, 2000.

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

New Accounting Standards

On October 3, 2001, the Financial Accounting Standards Board approved its proposed FAS No. 144 (FAS 144), “Accounting for Impairment or Disposal of Long-Lived Assets.”  FAS 144 prescribes a consistent accounting model for long-lived assets to be disposed of by other than a sale, regardless of whether the asset was previously held and used or newly acquired.  The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001.  The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS 143), “Accounting for Asset Retirement Obligations.”  FAS 143 requires entities to recognize the fair value of a liability for tangible long-lived asset retirement obligations in the period incurred, if a reasonable estimate of fair value can be made.  The provisions of FAS 143 will be effective for fiscal years beginning after June 15, 2002.  The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

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

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value.  The accounting for changes in the fair value of derivatives depends on their intended use and designation.  Management has reviewed the requirements of SFAS No. 133 and has determined that they have no embedded derivatives.  All contracts that contain provisions meeting the definition of a derivative, except for one described below, also meet the requirements of, and have been designated as, normal purchases or sales.  The Company’s general policy is to not enter into contracts containing derivatives with terms that cannot be designated as normal purchases or sales.

In 2001, the Company entered into a hedge contract to help offset foreign currency risk related to its European foreign subsidiary.  The instrument hedges certain levels of the subsidiary’s local euro currency exposure to the U.S. dollar and expires in June 2002.  The Company has chosen, as permitted by FAS 133, to record the changes in the fair value of the instrument in other income (expense) in the period of change.

The Company adopted EITF 00-10 “Accounting for Shipping and Handling Fees and Costs” issued by the Emerging Issues Task Force in 2000.  Comparative financial statements for prior periods have been reclassified to comply with the classification guidelines.  The freight amounts included in revenues were $3,586, $3,104 and $2,357 for the years ended December 31, 2001, 2000 and 1999, respectively.

Review of Industry Segments

As discussed in Note 12 to the consolidated financial statements, in 2000 the Company changed the focus of its reporting structure from a two-segment, product-focused structure to a three-segment, market-focused structure.  Certain financial results for the 12 months ended December 31, 2001, 2000, and 1999 are presented below as a percentage of net sales by segment (all segment information excludes the impact of special charges):

	Years Ended December 31,			Increase (Decrease)
	2001	2000	1999	2001 vs. 2000	2000 vs. 1999
Filtration and Separations:
Sales	100.0%	100.0%	100.0%	4.0%	1.7%
Gross Profit	36.6	34.4	38.5	10.6	(9.2)
Operating Income	9.0	6.2	9.1	50.8	(30.4)

Process Water:
Sales	100.0%	100.0%	100.0%	8.1%	13.1%
Gross Profit	27.0	25.0	24.0	16.7	17.9
Operating Income (Loss)	4.0	(0.2)	(1.8)	n/a	(85.3)

Household Water:
Sales	100.0%	100.0%	100.0%	(6.2% )	6.6%
Gross Profit	31.3	31.6	32.5	(7.2)	3.5
Operating Income	5.4	8.3	5.9	(39.3)	50.4

Sales to unaffiliated customers in foreign geographic areas are as follows:

	2001	% of Total Sales	2000	% of Total Sales	1999	% of Total Sales
Asia/Pacific	$21,509	10.4	$22,653	11.3	$17,953	9.6
Euro/Africa	34,346	16.5	32,586	16.3	33,271	17.8
Americas	14,538	7.0	15,297	7.6	10,491	5.6
Total Sales	$70,393	33.9	$70,536	35.2	$61,715	33.0

Filtration and Separations

Net sales in the Filtration and Separations segment increased 4.0% to $83,208 in 2001 compared to $79,977 in 2000.  The 2001 sales increase is primarily related to improved sales in membrane element products offset by some reduction in the Company’s filtration products.

Gross margin improved 10.6% to $30,447 (36.6% of net sales) in 2001 compared to $27,526 (34.4% of net sales) in 2000.  The improved gross margin is primarily the result of improved utilization of the Company’s membrane manufacturing facilities in 2001.  In addition, improvements in certain manufacturing processes and improved awareness of the chemical processes in membrane manufacturing contributed to the gross margin improvement in 2001.

The operating income improvement of $2,532 to $7,518 (9.0% of net sales) in 2001 compared to $4,986 (6.2% of net sales) in 2000 was primarily the result of improved gross profits.  Operating expenses declined as a percent of net sales in 2001 as the Company continued to focus on expense control.

Process Water

Net sales in the Process Water segment increased 8.1% to $87,152 in 2001 compared to $80,647 in 2000.  The 2001 sales increase is primarily related to improved sales on engineered systems and products.

Gross margin improved 16.7% to $23,504 (27.0% of net sales) in 2001 compared to $20,141 (25.0% of net sales) in 2000.  The improved gross margin is largely the result of improved utilization of capacity, standardization of product lines, new product releases, cost control, and focused factory initiatives.

The operating income improvement of $3,676 to $3,485 (4.0% of net sales) in 2001 compared to a loss of $191 (-0.2% of net sales) in 2000 was primarily the result of improved gross profits.  Operating expenses declined as a percent of net sales in 2001 as the Company continued to focus on expense control.

Household Water

Net sales in the Household Water segment decreased 6.2% to $37,079 in 2001 compared to $39,515 in 2000.  The 2001 sales decrease was primarily related to reduced demand for the Company’s residential valves and controls products.  This segment was negatively impacted by the general economic slowdown and customer inventory adjustments throughout 2001.

Gross margin declined 7.2% to $11,592 (31.3% of net sales) in 2001 compared to $12,489 (31.6% of net sales) in 2000.  The reduced gross margin is primarily the result of lower utilization of fixed manufacturing capacity driven by reduced sales.  Throughout 2001, management focused efforts on cost reductions to match the level of economic activity.

The operating income decline of $1,289 to $1,991 (5.4% of net sales) in 2001 compared to $3,280 (8.3% of net sales) in 2000 was primarily the result of reduced gross profits.  Operating expenses increased $392 and as a percent of net sales in 2001.  The segment incurred one-time separation charges of $250 in the second quarter of 2001 resulting from efforts to reduce staff and management levels to match the current and near-term anticipated business requirements.

Management does not report the balance sheet or any cash-generating measurements by such segments.

Bankruptcy of Major Customer

The Company has $13,700 of goodwill recorded as of December 31, 2001 associated with the second quarter 1998 acquisition of Membrex Corp. (Membrex).  Safety Kleen (SK), the principal customer for the Membrex products, filed for Chapter 11 bankruptcy in June of 2000.  As a result, 2001 sales to SK of $1,878 were $1,909 below the same period 2000 sales of $3,787.  SK has continued to order product and parts at reduced levels to support its installed base.  Future sales levels are uncertain and could be minimal.  Inventory related to the Membrex products for SK was $1,600 while net receivables from SK were current at December 31, 2001.

On December 21, 2001, the Company signed a new agreement with SK, which continues the business relationship on a non-exclusive basis.  This new agreement enables the Company to actively market its product through other available sales channels.  The Company has developed a business plan and hired a sales and technical support staff dedicated to pursuing sales in such channels in 2002 and beyond.

In February 2002, it was announced that Clean Harbors, Inc. (Nasdaq: CLHB), an industry-leading environmental services provider, has entered a definitive agreement to acquire Safety-Kleen’s Chemical Service Division, subject to approval by the Bankruptcy Court and various regulatory agencies.  At this point, Management is unable to determine the financial impact of such a transaction to the Company.  The Company is monitoring the Chapter 11 bankruptcy proceedings to determine any further financial impact to the Company.

The Company has determined that two-thirds ($9,100) of the Membrex goodwill is associated with these products.  The Company has concluded there was no impairment of goodwill at December 31, 2001.  In its analysis, management used a discounted cash flow model in accordance with current accounting guidelines.  This analysis includes a detailed sales plan with sales of product through new sales channels and anticipates an ongoing business relationship with SK while it proceeds through and comes out of bankruptcy.  The ongoing business relationship assumes that SK will continue to purchase replacement membrane for existing product installations.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act provides a “safe harbor” for forward-looking statements.  Certain information included in this Annual Report and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) contains statements that are forward-looking.  Such statements may relate to plans for future expansion and market penetration, sales, business development activities, capital expenditures and spending, financing, product reorganizations, plant rationalizations, scrap reductions, contract negotiations, the bankruptcy of SK or the effects of regulation, competition and foreign exchange.  Such information involves important risks and uncertainties that could significantly affect results in the future.  Such results may differ from those expressed in any forward-looking statements made by the Company.  These risks and uncertainties include, but are not limited to, those relating to product development, computer systems development, dependence on existing management, energy availability and costs, global economic and market conditions and changes in federal or state laws.

