Form 10-Q
period 2002-03-31
OSMONICS INC
filed 2002-05-13
CIK 75049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10–Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2002

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

Registrant’s telephone number, including area code (952) 933–2277

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

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At April 30, 2002, 14,551,309 shares of the issuer’s Common Stock, $0.01 par value, were outstanding.

OSMONICS, INC.

ITEM I – FINANCIAL STATEMENTS

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(UNAUDITED)

	Three Months Ended
	March 31,
	2002	2001
Sales	$53,179	$53,302

Cost of sales	36,691	35,604

Gross profit	16,488	17,698

Less:

Selling, general and administrative	10,642	11,409

Research, development and engineering	1,740	1,829

Income from operations	4,106	4,460

Other income (expense)	(153)	(259)

Income from continuing operations before income taxes	3,953	4,201

Income taxes	1,304	1,470

Net income	$2,649	$2,731

Earnings per share
Net income — basic	$0.18	$0.19
Net income — assuming dilution	$0.18	$0.19

Average shares outstanding
Basic	14,531	14,419
Assuming dilution	14,837	14,465

OSMONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands Except Share Data)

	(UNAUDITED)
	March 31,	December 31,
	2002	2001
ASSETS

Current assets
Cash and cash equivalents	$1,296	$—
Marketable securities	56	52
Trade accounts receivable, net of
allowance for doubtful accounts of
$1,203 in 2002, and $963 in 2001	35,758	34,890
Inventories	31,590	32,094
Deferred tax assets	4,799	4,867
Other current assets	1,524	2,041
Total current assets	75,023	73,944

Property and equipment, at cost
Land and land improvements	5,539	5,366
Building	30,706	30,830
Machinery and equipment	77,618	76,282
	113,863	112,478
Less accumulated depreciation	(55,117)	(53,314)
	58,746	59,164

Goodwill	42,829	42,829
Intangible assets	3,478	3,575
Other assets	3,933	5,286
Total assets	$184,009	$184,798

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$12,694	$11,860
Notes payable and current portion of long–term debt	12,297	13,619
Other accrued liabilities	16,223	16,710
Total current liabilities	41,214	42,189

Long–term debt	17,749	20,449
Deferred income taxes	6,807	6,763
Shareholders’ equity
Common stock, $0.01 par value
Authorized –– 50,000,000 shares
Issued –– 2002: 14,543,578 and 2001: 14,523,579 shares	145	145
Capital in excess of par value	24,943	24,701
Retained earnings	94,286	91,637
Other comprehensive income	(1,135)	(1,086)
Total shareholders’ equity	118,239	115,397
Total liabilities and shareholders’ equity	$184,009	$184,798

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

(UNAUDITED)

	Three Months Ended
	March 31,
	2002	2001
Cash flows from operations:
Net income	$2,649	$2,731
Non–cash items included in net income:
Depreciation and amortization	2,069	2,533
Deferred income taxes	110	(29)
Gain on sale of investments	—	(972)
Gain on sale of property and equipment	(17)	—
Changes in assets and liabilities
(net of business acquisitions)
Accounts receivable	(838)	(136)
Inventories	504	(121)
Other current assets	517	(1,718)
Accounts payable and accrued liabilities	347	(1,440)

Net cash provided by (used in) operations	5,341	848

Cash flows from investing activities:
Maturities and sales of investments	—	2,088
Purchase of property and equipment	(1,619)	(1,721)
Proceeds from sale of property and equipment	99	6
Proceeds from sale of closed facility	1,698	—
Other	(392)	615

Net cash (used in) provided by investing activities	(214)	988

Cash flows from financing activities:
Payments of notes payable and current debt	(1,322)	(557)
Payments of long-term debt	(2,700)	(750)
Issuance of common stock	242	228

Net cash (used in) provided by financing activities	(3,780)	(1,079)

Effect of exchange rate changes on cash	(51)	(222)
Increase in cash and cash equivalents	1,296	535
Cash and cash equivalents – beginning of year	—	21
Cash and cash equivalents – end of quarter	$1,296	$556

OSMONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Note 1 — Consolidated Financial Statements

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

Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the full year 2002.

These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report to shareholders and Form 10-K for the year ended December 31, 2001.

The Company has the following components of comprehensive income:

	Three Months Ended March 31,
	2002	2001
Net income	$2,649	$2,731
Other comprehensive income (loss):
Foreign currency translation adjustments	(51)	(222)

Unrealized gains/(losses) on securities

2

(390

)

Other comprehensive income (loss)	(49)	(612)
Comprehensive income	$2,600	$2,119

In the fourth quarter 2001, the Company recorded special charges of $1,100 related to the closure of the Company’s Syracuse, New York manufacturing facility and $600 in corporate restructuring.  For the three months ended March 31, 2002, the Company expended $209 for workforce reductions and $6 for facility closing/consolidation costs.  The remaining $1,175 is anticipated to be expended by December 31, 2002.

Note 2 — Goodwill and Other Intangible Assets — Adoption of Statement 142

In the first quarter of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives.  Upon adoption of SFAS No. 142, the Company is required to perform an initial impairment test of its goodwill within the first six months of 2002.  The Company expects to complete the analysis in the second quarter of 2002.  Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired.

Included in intangible assets on the Company’s Consolidated Balance Sheet is the following:

	March 31	December 31
	2002	2001
Amortizable intangible assets:

Patents	$2,801	$2,695
Accumulated amortization	(705)	(653)
	2,096	2,042

Supply agreement	1,449	1,449
Accumulated amortization	(145)	(72)
	1,304	1,377

Other	1,339	1,413
Accumulated amortization	(1,261)	(1,257)
	78	156
Total	$3,478	$3,575

Intangible amortization expense for the first quarter ended March 31, 2002 was $114 and is estimated to be $550 for the year 2002.  Intangible amortization expense for each of the subsequent four calendar years is estimated at $400 to $500.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three months ended March 31,
	2002	2001
Reported net income	$2,649	$2,731
Add back: Goodwill amortization net of tax	—	344
Adjusted net income	$2,649	$3,075

Basic earnings per share:
Reported net income	$0.18	$0.19
Goodwill amortization net of tax	—	0.02
Adjusted net income	$0.18	$0.21

Diluted earnings per share:
Reported net income	$0.18	$0.19
Goodwill amortization net of tax	—	0.02
Adjusted net income	$0.18	$0.21

Note 3 — Inventories

	March 31	December 31
	2002	2001
Inventories consist of the following:

Finished goods	$9,585	$9,353
Work in process	11,646	9,415
Raw materials	12,008	14,958
	33,239	33,726
Adjustments to reduce inventories
of $11,438 and $9,487 to the last-
in, first-out method	(1,649)	(1,632)
	$31,590	$32,094

Note 4 — Segment Information

The Company designs, manufactures and markets equipment, systems and components used in the processing and handling of fluids.  The Company reports financial results for three operating segments that are based on the three major market segments in which the Company conducts business.

Effective January 1, 2002, the Company transferred certain products and product lines between the Process Water and Household Water operating segments to more closely align customers, markets and sales efforts.  All amounts included have been adjusted for the transfers.

The Filtration and Separations segment includes products such as filter cartridges, membrane elements, membranes, instruments and laboratory products. The Process Water segment includes products such as pumps, housings, controls, reverse osmosis/ultrafiltration (RO/UF) machines, ozonators and water treatment systems used for industrial, commercial and municipal applications. The Household Water segment includes products such as valves, controls and home reverse osmosis membranes and filters used for the residential water purification and water softening market segments. Each segment is currently supported by several manufacturing facilities, a sales force and various corporate functions. The segments do not have separate accounting, administration or research and development functions.

The reportable segment information for the three months ended March 31, 2002 and 2001 are as follows:

	Third Quarter Ended
	March 31,
	2002	2001
Sales:
Filtration and Separations	$21,194	$22,099
Process Water	17,325	18,256
Household Water	14,660	12,947
Net Sales	53,179	53,302
Gross Profit:
Filtration and Separations	7,357	8,896
Process Water	4,954	4,985
Household Water	4,177	3,817
Gross Profit	16,488	17,698
Operating Income:
Filtration and Separations	1,554	3,422
Process Water	1,100	625
Household Water	1,452	413
Operating Income	$4,106	$4,460

Management does not report the balance sheet or any cash-generating measurements by such segments.

ITEM II.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATIONS

                        (Dollars in thousands, except share data)

As an aid to understanding the Company’s operating results, the following table shows the percentage of sales that each income statement item represents for the three months ended March 31, 2002 and 2001.

	Percent of Sales
	Three Months Ended
	March 31,
	2002	2001
Sales	100.0%	100.0%
Cost of sales	69.0	66.8
Gross profit	31.0	33.2

Selling, general and administrative	20.0	21.4
Research, development and engineering	3.3	3.4
Special charges	—	—
Operating expenses	23.3	24.8

Income from operations	7.7	8.4
Other income (expense)	(0.3)	(0.5)
Income from continuing
operations before income taxes	7.4	7.9
Income taxes	(2.4)	(2.8)

Net income	5.0%	5.1%

SALES

Sales for the first quarter ended March 31, 2002 of $53,179 were flat with sales for the first quarter of 2001.  The first quarter 2002 Filtration & Separations, Process Water and Household Water segment sales were 40%, 33% and 27% of total sales, respectively.  Globally, international sales increased to 37% of total Osmonics sales in the first three months of 2002 compared to 34% for the full year 2001.  The international sales growth was primarily attributed to the Euro/Africa market while the Asia/Pacific and Americas markets remained consistent with year 2001 levels.

GROSS MARGIN

Gross margin for the first quarter of 2002 was 31.0% versus 33.2% for the corresponding period in 2001.  The first quarter 2002 decrease in gross margins was primarily due to an unfavorable sales mix of replaceable products and pricing pressures in the Filtrations and Separations segment.  In addition, the Household Water segment gross margins decreased primarily due to an unfavorable mix of valve product shipments.  Gross margin improvements in the Process Water segment were primarily due to continued benefits from prior period cost reductions and standardization of product lines.

Energy costs in California during the first quarter of 2002 approximated the levels experienced during the same period in 2001.  Raw material costs in the first three months of 2002 remained comparable to costs incurred during Year 2001.

OPERATING EXPENSES

Operating expenses decreased to 23.3% of sales in the first quarter of 2002 compared to 24.8% in the first quarter of 2001.  This reduction was primarily due to the adoption of SFAS 142 and the associated cessation of goodwill amortization in 2002 (see Note 2).  First quarter 2001 operating expenses included $529 (1.0% of net sales) of goodwill amortization.  In addition, the Year 2001 restructurings and continued consolidation of administrative services contributed to the decrease.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest income, interest expense, gains on asset sales and other miscellaneous items.  This expense decreased by $106 in the first quarter of 2002 versus the same period for 2001. The decrease is the result of a $555 reduction in net interest expense to $206 in the first quarter 2002 from $761 in the first quarter of 2001.  Foreign currency exchange, primarily related to business transactions of the Company’s French subsidiary, was a gain of $26 in the first quarter 2002 compared to a loss of $431 in the first quarter 2001.  A $972 pretax gain ($0.04 per diluted share) was recognized on the sale of marketable securities in the first quarter of 2001.  There were no sales of marketable securities in the first quarter of 2002.

INCOME TAXES

The effective tax rate for the first quarter of 2002 was 33.0% based on the forecast for the full year.  This rate compares to the 35.0% in the same period of 2001 and the 34% rate for the full year 2001.  The first quarter of 2002 tax rate reduction is primarily related to the adoption of SFAS 142 and the cessation of goodwill amortization (see Note 2).  This resulted in the elimination of a permanent tax difference.

NET INCOME

Net income for the quarter ended March 31, 2002 was $2,649 compared to $2,731 for the quarter ended March 31, 2001.  Net income per diluted share for the quarter was $0.18 compared to $0.19 for the same period last year.

REVIEW OF INDUSTRY SEGMENTS

As discussed in Note 4 to the consolidated financial statements, the Company reports financial results for three operating segments that are based on the three major market segments in which the Company conducts business.  Certain financial results for the three months ended March 31, 2002 and 2001 are presented below as a percentage of net sales by segment:

	First Quarter Ended
	March 31,
	2002	2001
Filtration and Separations:
Sales	100.0%	100.0%
Gross Profit	34.7	40.3
Operating Income	7.3	15.5

Process Water:
Sales	100.0%	100.0%
Gross Profit	28.6	27.3
Operating Income	6.3	3.4

Household Water:
Sales	100.0%	100.0%
Gross Profit	28.5	29.5
Operating Income	9.9	3.2

Filtration and Separations

Net sales in the Filtration and Separations segment decreased 4.1% in the first quarter ended March 31, 2002 compared to the same period in 2001.  This decrease was attributed to recessionary pressures in industrial filtration and slower than planned start-up of new WasteWizard alternative sales channels.  Gross margin for the first quarter of 2002 was 34.7% versus 40.3% for the corresponding period in 2001.  This decrease was primarily the result of an unfavorable sales mix of replaceable products and pricing pressures.  Operating income margins for the first quarter of 2002 was 7.3% versus 15.5% for the corresponding period in 2001.  The operating income margin decrease was primarily related to reduced gross margins and a $329 (6.0%) increase in operating expenses.

Process Water

Net sales in the Process Water segment decreased 5.1% in the first quarter ended March 31, 2002 compared to the same period in 2001.  This decrease was primarily the result of lower capital equipment shipments to the power industry.  Gross margin for the first quarter of 2002 was 28.6% versus 27.3% for the corresponding period in 2001.  This increase was primarily due to continued benefits from prior period cost reductions and standardization of product lines.  Operating income margins for the first quarter of 2002 improved to 6.3% versus 3.4% for the corresponding period in 2001.  The operating income margin improvement was primarily related to a $506 (11.6%) reduction in operating expenses and improved gross margins.

Household Water

Net sales in the Household Water segment increased 13.2% in the first quarter ended March 31, 2002 compared to the same period in 2001.  This increase was attributed to increased sales to nearly all of the Company’s OEM customers.  Gross margin for the first quarter of 2002 was 28.5% versus 29.5% for the corresponding period in 2001.  This decrease was primarily due to an unfavorable mix of valve product shipments and pricing pressures in the International markets.  Operating income margins for the first quarter of 2002 was 9.9% versus 3.2% for the corresponding period in 2001.  The operating income margin improvement was primarily related to increased net sales and a $679 (19.9%) reduction in operating expenses.

This Segment incurred approximately $100 in one-time costs included in cost of sales associated with the movement of manufacturing activities from its Syracuse, New York facility that is scheduled to be closed in July 2002.  Additional and increased costs are anticipated to be incurred in the second quarter as the production moves are completed.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had cash, cash equivalents and marketable securities of $1,352 versus $52 at December 31, 2001.  The current ratio at March 31, 2002 was 1.82 versus 1.75 at year-end 2001.

The Company’s long-term and current debt decreased $4,022 from $34,068 at December 31, 2001 to $30,046 at March 31, 2002.  The Company’s borrowing outstanding against its $24,000 revolving line of credit decreased to $8,000 as of March 31, 2002 compared to $9,500 as of December 31, 2001.

The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.

ITEM III.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2002 does not differ materially from that discussed in our Annual Report on Form 10-K for 2001.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act provides a “safe harbor” for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) contains statements that are forward looking.  Such statements may relate to plans for future expansion and acquisitions, the anticipated costs for relocation of certain manufacturing processes, business development activities, capital spending, financing, or the effects of regulation and competition.  Such information involves important risks and uncertainties that could significantly affect results in the future.  Such results may differ from those expressed in any forward-looking statements made by the Company.  These risks and uncertainties include, but are not limited to, the ability to realize backlog sales orders, those relating to product development activities, the inability to accurately estimate the costs of relocation of certain manufacturing processes, dependence on existing management, global economic and market conditions, and changes in federal or state laws.  Investors are referred to the discussion of certain risks and uncertainties associated with forward looking statements contained in the Company’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

OSMONICS, INC.

PART II

OTHER INFORMATION

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)                During the quarter ended March 31, 2002 the Registrant did not file a Form 8-K report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated:  May 13, 2002

OSMONICS, INC.
(Registrant)

/s/	Keith B. Robinson
Keith B. Robinson
Chief Financial Officer

/s/	D. Dean Spatz
D. Dean Spatz
Chief Executive Officer