Form 10-Q
period 2002-06-30
OSMONICS INC
filed 2002-08-14
CIK 75049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

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

Registrant’s telephone number, including area code (952) 933-2277

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

Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At July 31, 2002, 14,577,440 shares of the issuer’s Common Stock, $0.01 par value, were outstanding.

OSMONICS, INC.

ITEM I - FINANCIAL STATEMENTS

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Sales	$52,557	$51,721	$105,736	$105,023

Cost of sales	37,125	35,477	73,816	71,081

Gross profit	15,432	16,244	31,920	33,942

Less:

Selling, general and administrative	10,195	11,516	20,837	22,925

Research, development and engineering	1,979	2,174	3,719	4,003

Special charges (recovery)	(360)	—	(360)	—

Income from operations	3,618	2,554	7,724	7,014

Other income (expense)	138	(768)	(15)	(1,027)

Income from continuing operations before income taxes	3,756	1,786	7,709	5,987

Income taxes	1,240	625	2,544	2,095

Net income	$2,516	$1,161	$5,165	$3,892

Earnings per share
Net income – basic	$0.17	$0.08	$0.36	$0.27
Net income – assuming dilution	$0.17	$0.08	$0.35	$0.27

Average shares outstanding
Basic	14,552	14,451	14,542	14,435
Assuming dilution	14,960	14,617	14,903	14,534

OSMONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands Except Share Data)

	June 30, 2002	December 31, 2001
	(UNAUDITED)
ASSETS

Current assets
Cash and cash equivalents	$1,698	$—
Marketable securities	62	52
Trade accounts receivable, net of allowance for doubtful accounts of $1,139 in 2002, and $963 in 2001	36,549	34,890
Inventories	29,520	32,094
Deferred tax assets	4,726	4,867
Other current assets	4,037	2,041
Total current assets	76,592	73,944

Property and equipment, at cost
Land and land improvements	5,350	5,366
Building	29,124	30,830
Machinery and equipment	76,269	76,282
	110,743	112,478
Less accumulated depreciation	(54,493)	(53,314)
	56,250	59,164

Goodwill	42,829	42,829
Intangible assets	3,508	3,575
Other assets	4,078	5,286
Total assets	$183,257	$184,798

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$10,978	$11,860
Notes payable and current portion of long-term debt	12,575	13,619
Other accrued liabilities	13,421	16,710
Total current liabilities	36,974	42,189

Long-term debt	17,448	20,449
Other liabilities	—	—
Deferred income taxes	7,148	6,763
Shareholders’ equity
Common stock, $0.01 par value
Authorized — 50,000,000 shares
Issued — 2002: 14,568,649 and 2001: 14,523,579 shares	146	145
Capital in excess of par value	25,391	24,701
Retained earnings	96,802	91,637
Other comprehensive income	(652)	(1,086)
Total shareholders’ equity	121,687	115,397
Total liabilities and shareholders’ equity	$183,257	$184,798

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Six Months Ended June 30,

	2002	2001

Cash flows from operations:
Net income	$5,165	$3,892
Non-cash items included in net income:
Depreciation and amortization	4,185	5,168
Deferred income taxes	522	(77)
Gain on sale of investments	(67)	(972)
Special charges	(360)	—
Changes in assets and liabilities
Accounts receivable	(1,607)	(712)
Inventories	2,574	(376)
Other current assets	(51)	(2,080)
Accounts payable and accrued liabilities	(3,811)	(1,770)

Net cash provided by operations	6,550	3,073

Cash flows from investing activities:
Maturities and sales of investments	—	2,088
Purchase of property and equipment	(2,998)	(4,338)
Proceeds form the sale of closed facility	1,698	—
Other	(247)	(67)

Cash (used in) investing activities	(1,547)	(2,317)

Cash flows from financing activities:
(Payments of) proceeds from line of credit	(1,500)	1,500
Payments of long-term debt and notes payable	(2,545)	(681)
Other	312	666

Net cash (used in) provided by financing activities	(3,733)	1,485

Effect of exchange rate changes on cash	428	(311)
Increase in cash and cash equivalents	1,698	1,930
Cash and cash equivalents -
beginning of period	—	21
Cash and cash equivalents -
end of period	$1,698	$1,951

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

Operating results for the three months ended or six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full year 2002.

These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report to shareholders and Form 10-K for the year ended December 31, 2001.

The Company has the following components of comprehensive income:

	Six Months Ended June 30,
	2002	2001

Net income	$5,165	$3,892
Other comprehensive income (loss):
Foreign currency translation adjustments	428	(311)

Unrealized gains/(losses) on securities

6

(398

)

Other comprehensive income (loss)	434	(709)
Comprehensive income	$5,599	$3,183

In the fourth quarter 2001, the Company recorded special charges of $1,100 related to the closure of the Company’s Syracuse, New York manufacturing facility and $600 in corporate restructuring.  For the six months ended June 30, 2002, the Company expended $340 for workforce reductions, $530 for asset write-downs, and $16 for facility closing/consolidation costs.  In the second quarter 2002, the Company recorded a special recovery of $360 in connection with the closing of the Syracuse facility.  The remaining $143 for workforce reductions is anticipated to be expended by December 31, 2002.

Note 2 – Goodwill and Other Intangible Assets – Adoption of Statement 142

In the first quarter of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives.  Upon adoption of SFAS No. 142, the Company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed.  Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired.

Included in intangible assets on the Company’s Consolidated Balance Sheet is the following:

	June 30 2002	December 31 2001
Amortizable intangible assets:
Patents	$2,847	$2,695
Accumulated amortization	(757)	(653)
	2,090	2,042

Supply agreement	1,449	1,449
Accumulated amortization	(217)	(72)
	1,232	1,377

Other	1,499	1,413
Accumulated amortization	(1,313)	(1,257)
	186	156
Total	$3,508	$3,575

Intangible amortization expense for the six months ended June 30, 2002 was $305 and is estimated to be $550 for the year 2002.  Intangible amortization expense for each of the subsequent four calendar years is estimated at $400 to $500.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Reported net income	$2,516	$1,161	$5,165	$3,892
Add back:
Goodwill amortization net of tax	—	343	—	687
Adjusted net income	$2,516	$1,504	$5,165	$4,579

Basic earnings per share:
Reported net income	$0.17	$0.08	$0.36	$0.27
Goodwill amortization net of tax	—	0.02	—	0.04
Adjusted net income	$0.17	$0.10	$0.36	$0.31

Diluted earrings per share:
Reported net income	$0.17	$0.08	$0.35	$0.27
Goodwill amortization net of tax	—	0.02	—	0.04
Adjusted net income	$0.17	$0.10	$0.35	$0.31

Note 3 - Inventories

Inventories consist of the following:	June 30 2002	December 31 2001

Finished goods	$9,841	$9,353
Work in process	11,032	9,415
Raw materials	10,296	14,958
	31,169	33,726
Adjustments to reduce inventories of $5,670 and $5,755 to the last-in, first-out method	(1,649)	(1,632)
	$29,520	$32,094

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

The Filtration and Separations segment includes products such as filter cartridges, membrane elements, membranes, and filter media used in commercial, municipal, and laboratory markets. The Process Water segment includes products such as pumps, housings, controls, reverse osmosis/ultrafiltration (RO/UF) machines, ozonators and water treatment systems used for industrial, commercial and municipal applications. The Household Water segment includes products such as valves, controls and home reverse osmosis membranes and filters used for the residential and commercial water purification and water softening market segments. Each segment is currently supported by several manufacturing facilities, separate sales forces and various corporate functions. The segments do not have separate accounting, administration or research and development functions.

The reportable segment information for the three months and six months ended June 30, 2002 and 2001 are as follows (all segment information excludes the impact of special charges):

	Second Quarter Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001
Sales:
Filtration and Separations	$19,576	$20,514	$40,770	$42,613
Process Water	18,521	18,770	35,846	37,026
Household Water	14,460	12,437	29,120	25,384
Net Sales	52,557	51,721	105,736	105,023
Gross Profit:
Filtration and Separations	5,932	7,243	13,289	16,139
Process Water	5,350	5,670	10,304	10,655
Household Water	4,150	3,331	8,327	7,148
Gross Profit	15,432	16,244	31,920	33,942
Operating Income (Loss):
Filtration and Separations	329	1,289	1,883	4,711
Process Water	1,411	1,228	2,511	1,853
Household Water	1,518	37	2,970	450
Operating Income	$3,258	$2,554	$7,364	$7,014

Management does not report the balance sheet or any cash-generating measurements by such segments.

ITEM II.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except share data)

As an aid to understanding the Company’s operating results, the following table shows the percentage of sales that each income statement item represents for the three months and six months ended June 30, 2002 and 2001.

	Percent of Sales		Percent of Sales
	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.6	68.6	69.8	67.7
Gross profit	29.4	31.4	30.2	32.3

Selling, general and administrative	19.4	22.3	19.7	21.8
Research, development and engineering	3.8	4.2	3.5	3.8
Special charges	(0.7)	—	(0.3)	—
Operating expenses	22.5	26.5	22.9	25.6

Income from operations	6.9	4.9	7.3	6.7
Other income / (expense)	0.2	(1.4)	0.0	(1.0)
Income from operations before income taxes	7.1	3.5	7.3	5.7
Income taxes	2.3	1.3	2.4	2.0

Net income	4.8%	2.2%	4.9%	3.7%

SALES

Sales for the second quarter ended June 30, 2002 of $52,557 increased 1.6% over sales for the second quarter of 2001.  Year-to-date 2002 sales through June increased 0.7% over the corresponding 2001 level.  The second quarter 2002 Filtration & Separations, Process Water and Household Water segment sales were 37%, 35% and 28% of total sales, respectively.  Globally, international sales increased to 36% of total Osmonics sales in the first six months of 2002 compared to 34% for the full year 2001.  The international sales growth was primarily attributed to the Euro/Africa market while the Asia/Pacific and Americas markets remained consistent with year 2001 levels.  International sales are primarily within the Household Water and Filtration and Separation groups.

GROSS MARGIN

Gross margin for the second quarter of 2002 was 29.4% versus 31.4% for the corresponding period in 2001.  Gross margin for the six months ended June 30 was 30.2% in 2002 compared to 32.3% for the same period in 2001.  The second quarter 2002 decrease in gross margins was primarily due to an unfavorable sales mix of replaceable products and pricing pressures in the Filtration and Separations segment.  In addition, costs totaling $664 (1.3% of net sales) related to the relocation of product lines from the closed Syracuse, New York facility unfavorably impacted margins in the second quarter of 2002.  Gross margin improvements in the Household Water segment were primarily due to increased sales and improved utilization of production capacity.

The decrease in gross margins for the six months ended June 30, 2002 was primarily the result of an unfavorable sales mix of replaceable products and pricing pressures in the Filtration and Separations segment. In addition, costs totaling $800 (0.8% of net sales) related to the relocation of product lines from the closed Syracuse, New York facility unfavorably impacted margins in the first half of 2002.

Energy costs in California during the second quarter of 2002 approximated the levels experienced during the same period in 2001.  Raw material costs in the first six months of 2002 remained comparable to costs incurred during Year 2001.

OPERATING EXPENSES

Operating expenses decreased to 22.5% of sales in the second quarter of 2002 compared to 26.5% in the second quarter of 2001.  Operating expenses decreased to 22.9% of sales for the six months ended June 30, 2002 compared to 25.6% for the same period in 2001.  The reductions for the three month and six month periods ended June 30, 2002 were partially due to the adoption of SFAS 142 and the associated cessation of goodwill amortization in 2002 (see Note 2).  First and second quarter 2001 operating expenses included $529 (1% of net sales) and $528 (1% of net sales) of goodwill amortization, respectively.

A special recovery of $360 (0.7% of net sales) was recorded in the second quarter 2002 in connection with the closure of the Syracuse facility (see Special Charges discussion).  In addition, the Year 2001 restructurings and continued consolidation of administrative services contributed to the decrease in 2002 operating expenses.

SPECIAL RECOVERY

In the second quarter ended June 30, 2002, the Company recorded a special recovery of $360 related to the fourth quarter 2001 special charge of $1,700.  This recovery was the result of the early completion of the closure and sale of the Syracuse, New York manufacturing facility and gains realized on the sale of certain assets that exceeded original estimates.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest income, interest expense, and other miscellaneous items.  Other expense decreased by $906 in the second quarter of 2002 versus the same period for 2001.  The decrease was the result of a $352 reduction in net interest expense to $321 in the second quarter 2002 from $673 in the second quarter of 2001.  The net interest expense reduction was due to reduced total debt and lower interest rates.  Foreign currency exchange, primarily related to business transactions of the Company’s French subsidiary, was a gain of $525 in the second quarter 2002 compared to a loss of $176 in the second quarter 2001.

Year-to-date other expense decreased $1,012 in 2002 compared to 2001.  The decrease was the result of a $907 reduction in net interest expense to $527 in 2002 from $1,434 in 2001.  The net interest expense reduction was due to reduced total debt and lower interest rates.  Foreign currency exchange, primarily related to business transactions of the Company’s French subsidiary, was a gain of $551 in 2002 compared to a loss of $607 in 2001.  A $972 pretax gain ($0.04 per diluted share) was recognized on the sale of marketable securities in the first quarter of 2001.  There were no sales of marketable securities in the six months ended June 30, 2002.

INCOME TAXES

The effective tax rate for the second quarter and year-to-date 2002 was 33.0% based on the forecast for the full year.  This rate compares to the 35.0% in the same periods of 2001 and the 34% rate for the full year 2001.  The 2002 tax rate reduction is primarily related to the adoption of SFAS 142 and the cessation of goodwill amortization (see Note 2).  This resulted in the elimination of a permanent tax difference.

NET INCOME

Net income for the quarter ended June 30, 2002 was $2,516 compared to $1,161 for the quarter ended June 30, 2001.  Net income per diluted share for the quarter was $0.17 compared to $0.08 for the same period last year.

Year-to-date 2002 net income was $5,165 compared to $3,892 for the same period last year.  Net income per diluted share year-to-date was $0.35 in 2002 compared to $0.27 in 2001.

REVIEW OF INDUSTRY SEGMENTS

As discussed in Note 4 to the consolidated financial statements, the Company reports financial results for three operating segments that are based on the three major market segments in which the Company conducts business.  Certain financial results for the three and six months ended June 30, 2002 and 2001 are presented below as a percentage of net sales by segment (all segment information excludes the impact of special charges):

	Second Quarter Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001
Filtration and Separations:
Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit	30.3	35.3	32.6	37.9
Operating Income	1.7	6.3	4.6	11.1

Process Water:
Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit	28.9	30.2	28.7	28.8
Operating Income	7.6	6.5	7.0	5.0

Household Water:
Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit	28.7	26.8	28.6	28.2
Operating Income	10.5	0.3	10.2	1.8

Filtration and Separations

Net sales in the Filtration and Separations segment decreased 4.6% in the second quarter and 4.3% in the first six months ended June 30, 2002 compared to the same periods in 2001.  This decrease was attributed to recessionary pressures in industrial filtration and slower than planned start-up of new alternative sales channels for the Company’s WasteWizard products.  Gross margin for the second quarter of 2002 was 30.3% versus 35.3% for the corresponding period in 2001.  Gross margin for the six months ended June 30 was 32.6% in 2002 compared to 37.9% for the same period in 2001. The 2002 decrease in gross margins was primarily the result of an unfavorable sales mix of replaceable products and pricing pressures.  Operating income margins for the second quarter of 2002 was 1.7% versus 6.3% for the corresponding period in 2001.  Operating income margins for the six months ended June 30 was 4.6% in 2002 compared to 11.1% for the same period in 2001.  The 2002 operating income margin decrease was primarily related to reduced gross margins.  Operating expenses for the six months ended June 30, 2002 are flat with the corresponding period in 2001.

Process Water

Net sales in the Process Water segment decreased 1.3% in the second quarter ended June 30, 2002 compared to the same period in 2001.  Net sales decreased 3.2% for the six months ended June 30, 2002 compared to the same period in 2001.  These decreases were primarily the result of lower capital equipment shipments to the power industry.  Gross margin for the second quarter of 2002 was 28.9% versus 30.2% for the corresponding period in 2001.  This decrease was primarily related to an unfavorable sales mix of equipment shipments in the second quarter of 2002.  Gross margin for the six months ended June 30 was 28.7% in 2002 compared to 28.8% for the same period in 2001.  Prior period cost reductions and standardization of product lines have continued to offset softness in the capital equipment market.  Operating income margins for the second quarter of 2002 improved to 7.6% versus 6.5% for the corresponding period in 2001.  Operating income margins for the six months ended June 30 improved to 7.0% in 2002 compared to 5.0% for the same period in 2002.  The operating income margin improvement was primarily related to a $503 (11.3%) and $1,009 (11.5%) reduction in operating expenses in the second quarter and six months ended June 30, 2002 resulting from cost containment efforts.

Household Water

Net sales in the Household Water segment increased 16.3% in the second quarter and 14.7% in the first six months ended June 30, 2002 compared to the same periods in 2001.  Gross margin for the second quarter of 2002 was 28.7% versus 26.8% for the corresponding period in 2001.  Gross margin for the six months ended June 30 was 28.6% in 2002 compared to 28.2% for the same period in 2001. The gross margin improvements in 2002 were primarily the result of increased sales and improved utilization of production capacity.  In addition, costs totaling $740 related to the relocation of product lines from the closed Syracuse, New York facility unfavorably impacted margins in the first six months of 2002.  Operating income margins for the second quarter of 2002 was 10.5% versus 0.3% for the corresponding period in 2001.  Operating income margins for the six months ended June 30 was 10.2% in 2002 compared to 1.8% for the same period in 2001.  The operating income margin improvement was primarily related to increased net sales and a $662 (20.1%) and $1,341 (20.0%) reduction in operating expenses in the second quarter and six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had cash, cash equivalents and marketable securities of $1,760 versus $52 at December 31, 2001.  The current ratio at June 30, 2002 was 2.07 versus 1.75 at year-end 2001.

Cash provided by operations was $6,550 and $3,073 for the six months ended June 30, 2002 and 2001, respectively.  The increase in cash provided by operating activities during 2002 was due to reductions in inventory and improved earnings.  Cash used in investing activities was $1,547 and $2,317 for the six months ended June 30, 2002 and 2001, respectively.  The decrease in cash used in investing activities is primarily related to a reduction in purchases of property and equipment in 2002. Cash used in financing activities was $3,733 for the six months ended June 30, 2002 in comparison to cash provided by financing activities of $1,485 during the same period of 2001. The increase in cash used in financing activities is primarily related to scheduled principal payments of long term debt and payments on the Company’s line of credit in 2002.

The Company’s notes payable, long-term and current debt decreased $4,045 from $34,068 at December 31, 2001 to $30,023 at June 30, 2002.  The Company’s borrowing outstanding against its $24,000 revolving line of credit decreased to $8,000 as of June 30, 2002 compared to $9,500 as of December 31, 2001.

The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.

ITEM III.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months and six months ended June 30, 2002 does not differ materially from that discussed in our Annual Report on Form 10-K for 2001.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act provides a “safe harbor” for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) contains statements that are forward looking.  Such statements may relate to plans for future expansion and acquisitions, financial status of major customers, the relocation of certain manufacturing processes, business development activities, capital spending, financing, or the effects of regulation and competition.  Such information involves important risks and uncertainties that could significantly affect results in the future.  Such results may differ from those expressed in any forward-looking statements made by the Company.  These risks and uncertainties include, but are not limited to, those relating to product development activities, the inability to accurately estimate the costs of products and the cost of relocation of certain manufacturing processes, dependence on existing management, financial viability of major customers, global economic and market conditions, and changes in federal or state laws.  Investors are referred to the discussion of certain risks and uncertainties associated with forward looking statements contained in the Company’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

OSMONICS, INC.

PART II

OTHER INFORMATION

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on May 8, 2002.  The following members were elected to the Company’s Board of Directors to hold office for the ensuing three years:

Nominee	In Favor	Withheld

Charles W. Palmer	12,547,432	77,129

An amendment of the Company’s 1993 Employee Stock Option and Compensation Plan to increase by 250,000 the number of shares reserved under such Plan was approved with the vote of 10,426,659 in favor, 1,619,964 against, and 577,938 abstained.

An amendment of the Company’s 1995 Employee Stock Purchase Plan to allow for the issuance of restricted Common Stock of the Company to independent Directors in lieu of the annual cash retainer was approved with the vote of 10,628,889 in favor, 1,316,045 against, and 679,627 abstained.

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

(10)  Change of Control Agreement dated June 5, 2002 with D. Dean Spatz (schedule attached listing executives / officers with substantially identical change in control agreements).

(a)    During the quarter ended June 30, 2002 the Registrant did not file a Form 8-K report.

(b)            1993 Employee Stock Option and Compensation Plan (Incorporated herein by reference to the Registrant’s Proxy Statement dated April 8, 2002).

(c)             1995 Director Stock Option Plan (Incorporated herein by reference to the Registrant’s Proxy Statement dated April 8, 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2002

OSMONICS, INC.

(Registrant)

/s/ James A. Davison
James A. Davison
Chief Accounting Officer

Each of the undersigned hereby certifies in his capacity as an officer of Osmonics, Inc. (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations for the Company for such period.

Dated: August 14, 2002

	/s/	Keith B. Robinson
Keith B. Robinson
Chief Financial Officer

	/s/	D. Dean Spatz
D. Dean Spatz
Chief Executive Officer