Form 10-K/A
period 2001-12-31
OSMONICS INC
filed 2002-11-01
CIK 75049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________ .

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

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on April 1, 2002, solely for the purpose of amending Item 14. Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Form 10-K/A.

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

(3)A.

Certificate of Incorporation of the Registrant, as amended.  (Incorporated herein by reference to Appendix C of the Registrant’s Proxy Statement dated April 15, 1992, File No. 0-08282.  Certificate of Amendment dated June 6, 1996.  (Incorporated herein by reference to Exhibit A of the Registrant’s Proxy Statement dated April 4, 1996, File No. 0-08282.)

B.	By-Laws of the Registrant. (Incorporated herein by reference to Annex D of the Registrant’s Proxy Statement dated April 11, 2001, File No. 1-12714.)

(4)A.

Note Purchase Agreement dated July 12, 1991.  (Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1991, dated March 30, 1992, File No. 0-08282.)

(10)A.*

1993 Stock Option Plan and related form of stock option agreement.  (Incorporated herein by reference to Annex C of the Registrant’s Joint Proxy Statement/Prospectus dated September 14, 1993, File No. 0-08282.)

B.

Stock Option Agreement with Michael L. Snow, Director dated October 3, 1993.  (Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1993, dated March 31, 1994, File No. 1-12714.)

D.		1995 Employee Stock Purchase Plan. (Incorporated herein by reference to the Registrant’s Proxy Statement dated March 27, 1995, File No. 1-12714.)

E.*		1995 Director Stock Option Plan. (Incorporated herein by reference to the Registrant’s Proxy Statement dated March 27, 1995, File No. 1-12714.)

* Denotes Executive Compensation Plan.

(10)	(a)

Letter Agreement dated as of May 15, 2001 by and between MLS and the Corporation (terminated August 13, 2002(rescinded April 1, 2002(portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application requesting confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934.

	(b)	Stock Option Agreement with Michael L. Snow, Director dated March 15, 1999.

	(c)	Change of Control Agreement dated April 26, 2001 with D. Dean Spatz (schedule attached listing executives / officers with substantially identical change in control agreements).

	(d)	Non-compete Agreement with Phil M. Rolchigo dated October 5, 2001.

	(e)	Letter agreement of April 1, 2002 by and between MLS and the Company rescinding Letter Agreement dated May 15, 2001.

(13)		2001 Annual Report to Shareholders. (Only those portions incorporated herein by reference shall be deemed filed with the Commission.)

(21)		Subsidiaries of the Registrant.

(23)		Consent of Deloitte & Touche LLP.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSMONICS, INC.

By	/s/ D. Dean Spatz
D. Dean Spatz, CEO

                Dated:  November 1, 2002