Form 10-Q
period 2002-09-30
OSMONICS INC
filed 2002-11-13
CIK 75049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002

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

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At October 31, 2002, 14,657,668 shares of the issuer’s Common Stock, $0.01 par value, were outstanding.

OSMONICS, INC.

ITEM I – FINANCIAL STATEMENTS

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Sales	$51,253	$48,372	$156,989	$153,395

Cost of sales	35,524	34,461	109,340	105,542

Gross profit	15,729	13,911	47,649	47,853

Less:

Selling, general and administrative	10,423	10,311	31,260	33,236

Research, development and engineering	1,932	1,786	5,651	5,789

Special recovery	—	—	(360)	—

Income from operations	3,374	1,814	11,098	8,828

Other income (expense)	(384)	(178)	(399)	(1,205)

Income from operations before income taxes	2,990	1,636	10,699	7,623

Income taxes	773	497	3,317	2,592

Net income	$2,217	$1,139	$7,382	$5,031

Earnings per share
Net income - basic	$0.15	$0.08	$0.51	$0.35
Net income - assuming dilution	$0.15	$0.08	$0.50	$0.34

Average shares outstanding
Basic	14,578	14,474	14,554	14,448
Assuming dilution	14,897	14,806	14,904	14,627

OSMONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands Except Share Data)

(UNAUDITED)
September 30, 2002	December 31, 2001
ASSETS

Current assets
Cash and cash equivalents	$2,967	$—
Marketable securities	62	52
Trade accounts receivable, net of allowance for doubtful accounts of $1,120 in 2002, and $963 in 2001	35,442	34,890
Inventories	27,282	32,094
Deferred tax assets	4,374	4,867
Other current assets	1,915	2,041
Total current assets	72,042	73,944

Property and equipment, at cost
Land and land improvements	5,443	5,366
Building	31,004	30,830
Machinery and equipment	77,100	76,282
113,547	112,478
Less accumulated depreciation	(55,998)	(53,314)
57,549	59,164

Goodwill	42,829	42,829
Intangible assets	3,402	3,575
Other assets	3,695	5,286
Total assets	$179,517	$184,798

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$9,154	$11,860
Notes payable and current portion of long-term debt	6,714	13,619
Other accrued liabilities	15,320	16,710
Total current liabilities	31,188	42,189

Long-term debt	16,416	20,449
Other liabilities	—	—
Deferred income taxes	7,286	6,763
Shareholders’ equity
Common stock, $0.01 par value
Authorized –– 50,000,000 shares
Issued ––	2002: 14,648,744 shares
2001: 14,523,579 shares	146	145
Capital in excess of par value	26,149	24,701
Retained earnings	99,019	91,637
Other comprehensive income	(687)	(1,086)
Total shareholders’ equity	124,627	115,397
Total liabilities and shareholders’ equity	$179,517	$184,798

OSMONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2002	2001

Cash flows from operations:
Net income	$7,382	$5,031
Non-cash items included in net income:
Depreciation and amortization	6,001	7,686
Deferred income taxes	1,012	240
Gain on sale of investments	—	(972)
Gain on sale of property and equipment	(137)	(8)
Special recovery	(360)	—
Changes in assets and liabilities
Accounts receivable	(496)	2,267
Inventories	4,812	(817)
Other current assets	126	(1,896)
Accounts payable and accrued liabilities	(3,736)	(2,756)

Net cash provided by operations	14,604	8,775

Cash flows from investing activities:
Maturities and sales of investments	—	2,189
Purchase of property and equipment	(6,054)	(6,645)
Proceeds form the sale of closed facility	3,643	—
Other	(280)	932

Net cash (used in) investing activities	(2,691)	(3,524)

Cash flows from financing activities:
(Payments of) proceeds from line of credit	(6,500)	500
Payments of long-term debt and notes payable	(4,438)	(3,144)
Other	1,599	485

Net cash (used in) financing activities	(9,339)	(2,159)

Effect of exchange rate changes on cash	393	(123)
Increase in cash and cash equivalents	2,967	2,969
Cash and cash equivalents - beginning of period	—	21
Cash and cash equivalents - end of period	$2,967	$2,990

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

Operating results for the three months ended or nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full year 2002.

These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report to shareholders and Form 10-K for the year ended December 31, 2001.

The Company has the following components of comprehensive income:

	Nine Months Ended September 30,
	2002	2001

Net income	$7,382	$5,031
Other comprehensive income (loss):
Foreign currency translation adjustments	393	(123)

Unrealized gains/(losses) on securities

6

(395

)

Other comprehensive income (loss)	399	(518)
Comprehensive income	$7,781	$4,513

In the fourth quarter 2001, the Company recorded special charges of $1,100 related to the closure of the Company’s Syracuse, New York manufacturing facility and $600 in corporate restructuring.  For the nine months ended September 30, 2002, the Company expended $446 for workforce reductions, $530 for asset write-downs, and $16 for facility closing costs.  In the second quarter 2002, the Company recorded a special recovery of $360 in connection with the closing of the Syracuse facility.  The remaining $37 for workforce reductions is anticipated to be expended by December 31, 2002.

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

Included in intangible assets on the Company’s Consolidated Balance Sheet is the following:

	September 30 2002	December 31 2001
Amortizable intangible assets:
Patents	$2,909	$2,695
Accumulated amortization	(810)	(653)
	2,099	2,042

Supply agreement	1,449	1,449
Accumulated amortization	(290)	(72)
	1,159	1,377

Other	1,499	1,413
Accumulated amortization	(1,355)	(1,257)
	144	156
Total	$3,402	$3,575

Intangible amortization expense for the nine months ended September 30, 2002 was $473 and is estimated to be $640 for the year 2002.  Intangible amortization expense for each of the subsequent four calendar years is estimated at $400 to $500.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Reported net income	$2,217	$1,139	$7,382	$5,031
Add back:
Goodwill amortization net of tax	—	368	—	1,047
Adjusted net income	$2,217	$1,507	$7,382	$6,078

Basic earnings per share:
Reported net income	$0.15	$0.08	$0.51	$0.35
Goodwill amortization net of tax	—	0.02	—	0.07
Adjusted net income	$0.15	$0.10	$0.51	$0.42

Diluted earnings per share:
Reported net income	$0.15	$0.08	$0.50	$0.34
Goodwill amortization net of tax	—	0.02	—	0.07
Adjusted net income	$0.15	$0.10	$0.50	$0.41

Note 3 - Inventories

	September 30 2002	December 31 2001

Inventories consist of the following:

Finished goods	$7,930	$9,353
Work in process	11,605	9,415
Raw materials	9,396	14,958
	28,931	33,726
Adjustments to reduce inventories of $5,896 and $5,755 to the last-in, first-out method	(1,649)	(1,632)
	$27,282	$32,094

Note 4 – Susequent Event

On November 4, 2002, the Company announced an agreement to merge into a wholly owned subsidiary of General Electric Company (GE) in a stock and cash transaction.  In the merger, Osmonics shareholders will receive the equivalent of $17.00 of GE common stock for each share of Osmonics.  Shareholders may elect to receive $17.00 in cash per share instead of GE shares, subject to proration so that the total cash paid does not exceed 55 percent of the total merger consideration.

The merger, which is subject to the approval of the holders of a majority of Osmonics’ outstanding common shares, government approvals and other customary conditions, is expected to close in the first quarter of 2003.  Following the completion of the acquisition, Osmonics will be integrated with GE Water, a unit of GE Power Systems.

Note 5 – Segment Information

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

The reportable segment information for the three months and nine months ended September 30, 2002 and 2001 are as follows (all segment information excludes the impact of special charges):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Sales:
Filtration and Separations	$19,837	$20,478	$60,607	$63,091
Process Water	17,046	15,462	52,892	52,488
Household Water	14,370	12,432	43,490	37,816
Net Sales	51,253	48,372	156,989	153,395
Gross Profit:
Filtration and Separations	6,355	6,903	19,644	23,402
Process Water	4,991	3,738	15,295	14,393
Household Water	4,383	3,270	12,710	10,418
Gross Profit	15,729	13,911	47,649	47,853
Operating Income:
Filtration and Separations	693	1,540	2,576	6,251
Process Water	1,186	70	3,697	1,923
Household Water	1,495	204	4,465	654
Operating Income	$3,374	$1,814	$10,738	$8,828

Management does not report the balance sheet or any cash-generating measurements by such segments.

ITEM II.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except share data)

As an aid to understanding the Company’s operating results, the following table shows the percentage of sales that each income statement item represents for the three months and nine months ended September 30, 2002 and 2001.

	Percent of Sales		Percent of Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.3	71.2	69.6	68.8
Gross profit	30.7	28.8	30.4	31.2

Selling, general and administrative	20.3	21.3	19.9	21.6
Research, development and engineering	3.8	3.7	3.6	3.8
Special charges	—	—	(0.2)	—
Operating expenses	24.1	25.0	23.3	25.4

Income from operations	6.6	3.8	7.1	5.8
Other income (expense)	(0.8)	(0.4)	(0.3)	(0.8)
Income from operations before income taxes	5.8	3.4	6.8	5.0
Income taxes	1.5	1.0	2.1	1.7

Net income	4.3%	2.4%	4.7%	3.3%

SALES

Sales for the third quarter ended September 30, 2002 of $51,253 increased 6.0% over sales for the third quarter of 2001.  Year-to-date 2002 sales through September increased 2.3% over the corresponding 2001 level.  The third quarter 2002 Filtration & Separations, Process Water and Household Water segment sales were 39%, 33% and 28% of total sales, respectively.  Globally, international sales increased to 37% of total Osmonics sales in the first nine months of 2002 compared to 34% for the full year 2001.  The international sales growth was attributed to the Euro/Africa and Americas markets while the Asia/Pacific market remained consistent with year 2001 levels.  International sales are primarily within the Household Water and Filtration and Separation groups.

GROSS MARGIN

Gross margin for the third quarter of 2002 was 30.7% versus 28.8% for the corresponding period in 2001.  Gross margin for the nine months ended September 30 was 30.4% in 2002 compared to 31.2% for the same period in 2001.  The third quarter 2002 increase in gross margins was primarily due to increased sales and improved utilization of production capacity in the Process Water and Household Water segments.  Gross margin reduction in the Filtration and Separations segment was primarily due to an unfavorable sales mix of replaceable products.

The decrease in gross margins for the nine months ended September 30, 2002 was primarily the result of an unfavorable sales mix of replaceable products and reduced sales in the Filtration and Separations segment. In addition, costs totaling $800 (0.5% of net sales) related to the relocation of product lines from the closed Syracuse, New York facility unfavorably impacted margins in the first half of 2002.

Energy costs in California during the third quarter of 2002 approximated the levels experienced during the same period in 2001.  Raw material costs in the first nine months of 2002 remained comparable to costs incurred during the same period in Year 2001.

OPERATING EXPENSES

Operating expenses decreased to 24.1% of sales in the third quarter of 2002 compared to 25.0% in the third quarter of 2001.  Operating expenses decreased to 23.3% of sales for the nine months ended September 30, 2002 compared to 25.4% for the same period in 2001.  The reductions for the three month and nine month periods ended September 30, 2002 were partially due to the adoption of SFAS 142 and the associated cessation of goodwill amortization in 2002 (see Note 2).  Goodwill expense recognized in 2001 was $529 ($0.02 per diluted share) in each quarter or $1,587 ($0.07 per diluted share) for the nine-month period ended September 30, 2001.

A special recovery of $360 (0.2% of net sales) was recorded in the second quarter 2002 in connection with the closure of the Syracuse facility (see Special Recovery discussion).  In addition, the Year 2001 restructurings and continued consolidation of administrative services contributed to the decrease in 2002 operating expenses.

SPECIAL RECOVERY

In the second quarter ended June 30, 2002, the Company recorded a special recovery of $360 related to the fourth quarter 2001 special charge of $1,700.  This recovery was the result of the early completion of the closure and sale of the Syracuse, New York manufacturing facility and gains realized on the sale of certain assets that exceeded original estimates.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest income, interest expense, and other miscellaneous items.  Other income (expense) increased by $206 in the third quarter of 2002 versus the same period for 2001.  The increase was the result of foreign currency exchange, primarily related to business transactions of the Company’s French subsidiary, which was a loss of $7 in the third quarter 2002 compared to a gain of $492 in the third quarter 2001.  Net interest expense was reduced $291 to $269 in the third quarter 2002 from $560 in the third quarter of 2001.  The net interest expense reduction was due to reduced total debt and lower interest rates.

Year-to-date other income (expense) decreased $806 in 2002 compared to 2001.  The decrease was the result of a $1,198 reduction in net interest expense to $796 in 2002 from $1,994 in 2001.  The net interest expense reduction was due to reduced total debt and lower interest rates.  Foreign currency exchange, primarily related to business transactions of the Company’s French subsidiary, was a gain of $544 in 2002 compared to a loss of $124 in 2001.  A $972 pretax gain ($0.04 per diluted share) was recognized on the sale of marketable securities in the first quarter of 2001.  There were no sales of marketable securities in the nine months ended September 30, 2002.

INCOME TAXES

The effective tax rate for the third quarter was 25.9%, reducing the year-to-date 2002 effective tax rate to 31.0% based on the forecast for the full year.  This rate is compared to 30.4% and 34.0% in the same periods of 2001, respectively.  The 2002 tax rate reduction is related to the elimination of a permanent tax difference from the adoption of SFAS 142 (see Note 2) and the impacts of settling a recently completed IRS audit for calendar years 1997 through 2000.

NET INCOME

Net income for the quarter ended September 30, 2002 was $2,217 compared to $1,139 for the quarter ended September 30, 2001.  Net income per diluted share for the quarter was $0.15 compared to $0.08 for the same period last year.

Year-to-date 2002 net income was $7,382 compared to $5,031 for the same period last year.  Net income per diluted share year-to-date was $0.50 in 2002 compared to $0.34 in 2001.

SUBSEQUENT EVENT

On November 4, 2002, the Company announced an agreement to merge into a wholly owned subsidiary of General Electric Company (GE) in a stock and cash transaction.  In the merger, Osmonics shareholders will receive the equivalent of $17.00 of GE common stock for each share of Osmonics.  Shareholders may elect to receive $17.00 in cash per share instead of GE shares, subject to proration so that the total cash paid does not exceed 55 percent of the total merger consideration.

The merger, which is subject to the approval of the holders of a majority of Osmonics’ outstanding common shares, government approvals and other customary conditions, is expected to close in the first quarter of 2003.  Following the completion of the acquisition, Osmonics will be integrated with GE Water, a unit of GE Power Systems.

REVIEW OF INDUSTRY SEGMENTS

As discussed in Note 5 to the consolidated financial statements, the Company reports financial results for three operating segments that are based on the three major market segments in which the Company conducts business.  Certain financial results for the three and nine months ended September 30, 2002 and 2001 are presented below as a percentage of net sales by segment (all segment information excludes the impact of special charges):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Filtration and Separations:
Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit	32.0	33.7	32.4	36.5
Operating Income	3.5	7.5	4.3	9.9

Process Water:
Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit	29.3	24.2	28.9	27.4
Operating Income	7.0	0.5	7.0	3.7

Household Water:
Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit	30.5	26.3	29.2	27.5
Operating Income	10.4	1.6	10.3	1.7

Filtration and Separations

Net sales in the Filtration and Separations segment decreased 3.1% in the third quarter and 3.9% in the first nine months ended September 30, 2002 compared to the same periods in 2001.  This decrease was attributed to recessionary pressures in industrial filtration.  Gross margin for the third quarter of 2002 was 32.0% versus 33.7% for the corresponding period in 2001.  Gross margin for the nine months ended September 30 was 32.4% in 2002 compared to 36.5% for the same period in 2001. The 2002 decrease in gross margins was primarily the result of an unfavorable sales mix of replaceable products and reduced sales.  Operating income margin for the third quarter of 2002 was 3.5% versus 7.5% for the corresponding period in 2001.  Operating income margin for the nine months ended September 30 was 4.3% in 2002 compared to 9.9% for the same period in 2001.  The 2002 operating income margin decrease was primarily related to reduced gross margins.  Operating expenses for the nine months ended September 30, 2002 were comparable with the corresponding period in 2001.

Process Water

Net sales in the Process Water segment increased 10.2% in the third quarter ended September 30, 2002 compared to the same period in 2001.  Net sales increased 0.8% for the nine months ended September 30, 2002 compared to the same period in 2001.  These increases were primarily the result of increased capital equipment shipments to the municipal and beverage markets, offsetting lower capital equipment shipments to the power industry.  Gross margin for the third quarter of 2002 was 29.3% versus 24.2% for the corresponding period in 2001.  Gross margin for the nine months ended September 30 was 28.9% in 2002 compared to 27.4% for the same period in 2001.  The gross margin improvements are related to prior period cost reductions, continuing productivity improvements, and cost control.  Operating income margin for the third quarter of 2002 improved to 7.0% versus 0.5% for the corresponding period in 2001.  Operating income margin for the nine months ended September 30 improved to 7.0% in 2002 compared to 3.7% for the same period in 2001.  The operating income margin improvement was related to improved gross margin and $872 (7.0%) reduction in operating expenses for the nine months ended September 30, 2002 resulting from cost containment efforts.

Household Water

Net sales in the Household Water segment increased 15.6% in the third quarter and 15.0% in the first nine months ended September 30, 2002 compared to the same periods in 2001.  Gross margin for the third quarter of 2002 was 30.5% versus 26.3% for the corresponding period in 2001.  Gross margin for the nine months ended September 30 was 29.2% in 2002 compared to 27.5% for the same period in 2001. The gross margin improvements in 2002 were primarily the result of increased sales and improved utilization of production capacity.  In addition, third quarter gross margin benefited from the closure of the Syracuse, New York facility and the elimination of the associated overhead expenses.  Operating income margin for the third quarter of 2002 was 10.4% versus 1.6% for the corresponding period in 2001.  Operating income margin for the nine months ended September 30 was 10.3% in 2002 compared to 1.7% for the same period in 2001.  The operating income margin improvement was primarily related to increased sales and $1,519 (15.6%) reduction in operating expenses for the nine months ended September 30, 2002 resulting from cost containment efforts.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had cash, cash equivalents and marketable securities of $3,029 versus $52 at December 31, 2001.  The current ratio at June 30, 2002 was 2.31 versus 1.75 at year-end 2001.

Cash provided by operations was $14,604 and $8,775 for the nine months ended September 30, 2002 and 2001, respectively.  The increase in cash provided by operating activities during 2002 was due to reductions in inventory and improved earnings.  Cash used in investing activities was $2,691 and $3,524 for the nine months ended September 30, 2002 and 2001, respectively.  The decrease in cash used in investing activities is primarily related to proceeds from the sale of closed facilities in 2002 that exceeded proceeds from the maturity and sale of investments in 2001.  Cash used in financing activities was $9,339 and $2,159 for the nine months ended September 30, 2002 and 2001, respectively.  The increase in cash used in financing activities is primarily related to scheduled principal payments of long term debt and payments on the Company’s line of credit in 2002.

The Company’s notes payable, long-term and current debt decreased $10,938 from $34,068 at December 31, 2001 to $23,130 at September 30, 2002.  The Company’s borrowing outstanding against its $24,000 revolving line of credit decreased to $3,000 as of September 30, 2002 compared to $9,500 as of December 31, 2001.

The Company believes that its current cash and investments position, its cash flow from operations, and amounts available from bank credit will be adequate to meet its anticipated cash needs for working capital, capital expenditures, and potential acquisitions during the foreseeable future.

ITEM III.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months and nine months ended September 30, 2002 does not differ materially from that discussed in our Annual Report on Form 10-K for 2001.

ITEM IV.  CONTROL AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are actions and activities that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

OSMONICS, INC.

PART II

OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	During the quarter ended September 30, 2002 the Registrant did not file a Form 8-K report.

	(b)	1993 Employee Stock Option and Compensation Plan as amended (Incorporated herein by reference to the Registrant’s Proxy Statement dated April 8, 2002).

	(c)	1995 Director Stock Option Plan as amended (Incorporated herein by reference to the Registrant’s Proxy Statement dated April 8, 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 2002

OSMONICS, INC.
(Registrant)

/s/	James A. Davison
James A. Davison
Chief Accounting Officer

Each of the undersigned hereby certifies in his capacity as an officer of Osmonics, Inc. (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations for the Company for such period.

Dated: November 13, 2002

	/s/	Keith B. Robinson
Keith B. Robinson
Chief Financial Officer

	/s/	D. Dean Spatz
D. Dean Spatz
Chief Executive Officer

CERTIFICATIONS

Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, D. Dean Spatz, Chairman and Chief Executive Officer certify that:

1.     I have reviewed this quarterly report on Form 10-Q of  Osmonics, Inc. ;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ D. Dean Spatz
D. Dean Spatz, Chairman and Chief Executive Officer

Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Keith B. Robinson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Osmonics, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Keith B. Robinson
Keith B. Robinson Senior Vice President and Chief Financial Officer