Form 10-K/A
period 2001-12-31
OSMONICS INC
filed 2002-12-10
CIK 75049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A No. 2

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on April 1, 2002 and amended on November 1, 2002, solely for the purpose of amending Item 14.  Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Form 10-K/A.  The only item amended in this amendment is the inclusion of Exhibit 99.2, the Report of Independent Auditors on Supplemental Schedule to the Consolidated Financial Statements, which was inadvertently omitted from the previous filings.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) (1)           Financial Statements

The consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report to Shareholders, are incorporated by reference in Item 8, and are also incorporated herein by reference.

(a) (2)           Financial Statement Schedule

Reports of Independent Auditors on Supplemental Schedule to the Consolidated Financial Statements.

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

(3)A.

Certificate of Incorporation of the Registrant, as amended.  (Incorporated herein by reference to Appendix C of the Registrant’s Proxy Statement dated April 15, 1992, File No. 0-08282.)  Certificate of Amendment dated June 6, 1996.  (Incorporated herein by reference to Exhibit A of the Registrant’s Proxy Statement dated April 4, 1996, File No. 0-08282.)

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

(d) Non-compete Agreement with Phil M. Rolchigo dated October 5, 2001.

(e) Letter agreement of April 1, 2002 by and between MLS and the Company rescinding Letter Agreement dated May 15, 2001.

2001 Annual Report to Shareholders. (Only those portions incorporated herein by reference shall be deemed filed with the Commission.)
(13)

(21)	Subsidiaries of the Registrant.

(23)	Consent of Deloitte & Touche LLP.

(99.2)	Report of Independent Auditors.

(b)                Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSMONICS, INC.

By	/s/ Keith B. Robinson
Keith B. Robinson, CFO

Dated:  December 10, 2002